Form 10-Q
period 2006-03-31
LifeCare Holdings, Inc.
filed 2006-06-21
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

Commission File Number 333-133319

LIFECARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0372090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5560 Tennyson Parkway	75024
(Address of Principal Executive Offices)	(Zip Code)

(469) 241-2100

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:  ☐    Accelerated Filer:  ☐    Non-Accelerated Filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 15, 2006, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2006 (unaudited) and December 31, 2005

(In thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$37,959	$19,843
Accounts receivable, net of allowance for doubtful accounts of $14,355 and $14,372 respectively	65,202	63,283
Estimated third-party payer settlements	5,941	8,267
Income taxes	1,047	17,380
Insurance proceeds receivable	—	7,000
Deferred income taxes	8,271	8,020
Other current assets	8,903	6,034

Total current assets	127,323	129,827
Property and equipment, net	59,995	61,100
Other assets	13,720	14,637
Identifiable intangibles, net	20,498	20,932
Goodwill	318,159	317,618

	$539,695	$544,114

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	5,012	5,364
Accounts payable	19,064	18,464
Accrued payroll	6,767	5,709
Accrued vacation	3,599	3,286
Accrued insurance	2,118	2,119
Accrued interest	1,779	6,594
Accrued other	3,284	3,212

Total current liabilities	44,173	47,298
Obligations under capital leases, excluding current installments	3,612	4,767
Long-term debt, excluding current installments	398,175	401,813
Accrued insurance	7,953	7,194
Deferred income taxes	13,396	14,539
Other noncurrent liabilities	2,411	2,411

Total liabilities	469,720	478,022

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value. 100 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	136,020	135,928
Accumulated deficit	(66,045)	(69,836)

Total stockholder’s equity	69,975	66,092

	$539,695	$544,114

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	Successor	Predecessor
	2006	2005
Net patient service revenue	$87,319	$90,037

Salaries, wages, and benefits	36,068	35,833
Supplies	8,436	7,988
Rent	4,560	4,393
Other operating expenses	20,877	19,584
Provision for doubtful accounts	1,515	1,496
Depreciation and amortization	2,978	1,353
Interest expense, net	7,880	649
Gain on early extinguishment of debt	(1,329)	—

Total expenses	80,985	71,296

Income before income taxes	6,334	18,741

Provision for income taxes	2,543	7,035

Net income	$3,791	$11,706

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

For the three months ended March 31, 2006

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2005	$—	$135,928	$(69,836)	$66,092
Equity compensation amortization	—	92	—	92
Net income	—	—	3,791	3,791

Balance, March 31, 2006	$—	$136,020	$(66,045)	$69,975

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	Successor	Predecessor
	2006	2005
Cash flows from operating activities:
Net income	$3,791	$11,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,605	1,456
Provision for doubtful accounts	1,515	1,496
Gain on early extinguishment of debt	(1,329)	—
Accrued interest on shares subject to mandatory redemption	—	295
Deferred income taxes	(1,394)	(903)
Equity compensation amortization	92	—
Changes in operating assets and liabilities:
Patient accounts receivable	(3,434)	(8,930)
Current income taxes	16,333	7,909
Insurance proceeds receivable	7,000	—
Prepaid expenses and other current assets	(2,869)	196
Other assets	584	(86)
Estimated third-party payer settlements	2,326	2,728
Accounts payable and accrued expenses	(2,773)	4,469
Other liabilities	759	300

Net cash provided by operating activities	24,206	20,636

Cash used in investing activities:
Purchases of property and equipment	(2,414)	(643)

Net cash used in investing activities	(2,414)	(643)

Cash flows used in financing activities:
Payments of notes payable and long-term debt	(2,169)	(477)
Payments on obligations under capital leases	(1,507)	(935)

Net cash used in financing activities	(3,676)	(1,412)

Net increase in cash and cash equivalents	18,116	18,581
Cash and cash equivalents, beginning of period	19,843	6,678

Cash and cash equivalents, end of period	$37,959	$25,259

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$12,783	$344
Income taxes paid, net of refunds	(12,397)	30
Noncash:
Equipment purchased through capital lease financing	—	1,605

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1)	Basis of Presentation

On July 19, 2005, LifeCare Holdings, Inc. (the “Company”) entered into a merger agreement with Rainier Acquisition Corporation and LCI Holdco, LLC (“Holdco”), resulting in the Company becoming a wholly owned subsidiary of Holdco. Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of the Company’s senior management and board of directors. The Merger and related transaction are referred to as the “Merger.”

The Company’s financial position and results of operations prior to the Merger are presented separately in the unaudited condensed consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger in certain respects.

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three months ended March 31, 2006 and 2005 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2005 included in the Form S-4 filed by the Company on April 14, 2006 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.

(2)	Summary of Significant Accounting Policies

Stock Compensation

All stock options related to the Predecessor stock incentive plans were redeemed and canceled in connection with the Merger. The Predecessor Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For fixed awards with pro rata vesting, the Company recognized the related expense on the straight-line basis.

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, the Company accounted for its equity compensation using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation). The Company had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies. As permitted by FAS 123(R), the Company will continue to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares are modified, canceled or repurchased.

For grants of stock options subsequent to the adoption of FAS 123(R), the Company estimates the fair value of awards on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in the three months ended March 31, 2006 was $2.16 per share and was calculated as of the grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 45%, expected dividend yield of 0%, expected life of 6.25 years, expected forfeiture rate of 10% and a risk-free interest rate of 4.82%. Expected volatility was derived using data drawn from similar public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected forfeiture rate was based upon the Company’s expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant.

(3)	Goodwill

Goodwill at December 31, 2005	$317,618
Adjustment in fair market value assigned to property and equipment	541

Goodwill at March 31, 2006	$318,159

The adjustment of $541 was recorded in connection with the Company’s continuing review of the allocation of purchase cost related to the Company’s Merger on August 11, 2005, as more fully discussed in note 2 to the Company’s audited financial statements for the year ending December 31, 2005. Specific assets and liabilities, including certain identified intangibles, certain properties and leasehold improvements, as well as unresolved contingencies remain outstanding that require the Company to obtain additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements. The Company does not expect the impact of such additional adjustments to be material. Any additional valuation adjustments that would need to be recorded will be offset with a corresponding adjustment to goodwill.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(4)	Long-Term Debt

Long-term debt at March 31, 2006 consists of the following:

Senior secured credit facility - term loan	$253,725
9 1/4% senior subordinated notes	147,000

Total long-term debt	400,725
Current installments of long-term debt	(2,550)

Long-term debt, excluding current installments	$398,175

During the three months ended March 31, 2006, the Company repurchased $3 million of its outstanding Senior Subordinated Notes for $1.53 million. This resulted in the Company recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

Registration Rights Agreement

In connection with the offering of the Notes, the Company entered into a registration rights agreement with the initial purchasers. Under the terms of that agreement, the Company agreed to:

•	File by April 15, 2006 a registration statement with respect to an offer to exchange the Notes for new registered notes of the Company having substantially identical terms, other than with respect to transfer restriction and registration rights, referred to as subordinated exchange notes.

•	Use commercially reasonable efforts to cause such registration statement to be declared effective prior to 120 days after the day it is filed with the SEC; and

•	Consummate such exchange offer within 30 business days after the day the registration statement is declared effective.

On April 14, 2006, the Company filed a Form S-4 registration statement with the SEC as required by the Registration Rights Agreement. This filing was declared effective by the SEC on May 11, 2006. The Company expects the exchange offer will be consummated within the timeframe permitted.

Other

Capitalized costs incurred in obtaining financing under the credit facility, including the revolving line of credit and the Notes, of $12,473 as of March 31, 2006, is being amortized over the terms of the related debt using the interest method. Amortization expense for capitalized financing costs were $333 and $103 for the three months ended March 31, 2006 and 2005, respectively.

(5)	Stock Options

Successor Stock Option Plan

At March 31, 2006, there were 2,860,000 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options and restricted stock units typically vest one-quarter on each of the first four anniversary dates of the grant.

Income from the three months ended March 31, 2006 and 2005 includes $92 and $121, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2006:

	Number of Shares	Weighted average exercise price
Sucessor:
Balance at December 31, 2005	695,000	$10.00
Granted	80,000	10.00
Exercised	—	—
Forfeited	(126,000)	10.00
Expired	—	—

Balance at March 31, 2006	649,000	$10.00

At March 31, 2006, the weighted average remaining contractual life of outstanding options was 9.43 years. There were no stock options exercisable at March 31, 2006.

As of March 31, 2006, there was approximately $148 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately four years.

Restricted Stock Awards

The following table summaries restricted stock award activity during the three months ended March 31, 2006:

Number of Shares
Sucessor:
Balance at December 31, 2005	160,000
Granted	—
Exercised	—
Forfeited	—
Expired	—

Balance at March 31, 2006	160,000

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

As of March 31, 2006, there was approximately $838 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately three years.

(6)	Regulatory Matters

All healthcare providers are required to comply with a significant number of laws and regulations at the federal and state government levels. These laws are extremely complex, and in many instances, providers do not have the benefit of significant regulatory or judicial interpretation as to how to interpret and/or apply these laws and regulations in the normal course of conducting their business. The U.S. Department of Justice and other federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. As a healthcare provider, the Company is subject to these regulatory efforts. Healthcare providers that do not comply with these laws and regulations may be subject to civil or criminal penalties, the loss of their licenses, or restriction in their ability to participate in various federal and state healthcare programs. The Company endeavors to conduct its business in compliance with applicable laws and regulations, including healthcare fraud and abuse laws.

The Company undertakes various procedures to assure that its annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, the Company conducted an internal review of its previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, the Company made certain adjustments in 2003 to its previously reported allowable home office expenses, which are expected to reduce Medicare reimbursement for this period. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (OIG), who reviewed the Company’s findings. On June 12, 2006, the Company entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that the Company continue to maintain our corporate compliance program, report certain events if they occur to the OIG and file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities.

As part of its internal review, the Company identified certain federal election contribution issues relevant to the Federal Election Commission and federal election law. On June 3, 2005, the Company reached an agreement with the Federal Election Commission that resolved this matter. The agreement resulted in a settlement amount that approximated the Company’s recorded estimate. These federal election contribution issues were also reported to the Department of Justice (“DOJ”). The DOJ review of the reported issues is still ongoing. Any settlement resulting from the findings of this review will be paid out of $7.5 million that is held in one of the specific escrow funds established upon the Merger.

(7)	Commitments and Contingencies

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed licensed hospital. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. We have received no indication of how long the Attorney General’s office will take to complete its investigation. At this time we cannot determine what, if any, impact this investigation may have on the Company. If we become a target of the investigation, it could have a materially adverse effect on our business, operating results and financial condition.

We were recently named as a defendant in two civil lawsuits brought by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases, plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients at Memorial Medical Center at the time of Hurricane Katrina. We intend to vigorously defend ourselves in these lawsuits; however, we cannot predict the ultimate resolution of these matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

Significant reductions in the patient service revenues earned by a hospital may occur if the Company is unable to maintain the certification of the hospital as an LTACH in accordance with Medicare regulations. Additionally, the majority of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these HIH hospitals are subject to additional specific Medicare HIH regulations in addition to the general LTACH regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospital. If an LTACH located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTACH. These determinations are made on an annual basis. The Company believes its providers are currently in compliance with the Medicare regulations regarding HIH’s and LTACH’s and are expected to maintain compliance under the current Medicare regulations.

Additionally, the Company has certain pending and threatened litigation and claims incurred in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations, nor can there be any assurance that the resolution of any litigation or investigation, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(8)	Regulatory Update

On May 2, 2006, CMS issued the final rules for the 2007 fiscal year starting July 1, 2006 regarding the prospective payment system for long-term acute care hospitals. The rules include changes in the methodology used to compute payments to long-term acute care hospitals for patients that are classified as short-stay outliers and an increase of $4,386 in the high-cost outlier fixed loss threshold to $14,887 and freezing the 2007 federal fiscal year base rate at the 2006 fiscal year level, among other changes. CMS estimates that the

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

changes in this rule will reduce aggregate Medicare reimbursement paid to long-term acute care hospitals by approximately 3.7%. This percentage is based on the industry average for all facilities. The results for a particular facility will vary based on a facility’s patient mix and geographic location.

Based upon the Company’s Medicare patient volumes during the year-end December 31, 2005, excluding our New Orleans operations, we estimate that the final rules would have reduced our net revenues realized on Medicare patients by approximately 4.2%, or $10.0 million annually. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment as discussed previously. This is only an estimate of the effects of the final rule. The actual impact of these reimbursement changes in subsequent periods could be materially different from our estimate.

On April 12, 2006, CMS issued proposed changes to the Medicare hospital payment system, including proposed changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. The proposed rule was published April 25, 2006 and comments will be accepted through June 12, 2006. CMS estimates the proposed changes would result in reducing payments to LTAC providers by 1.4% based on the current reimbursement regulations that are in place. Based upon a review of our Medicare patient discharges under the current relative weights, we have estimated that these proposed changes would result in a reduction of Medicare net patient service revenue of approximately 1.6%. If enacted, this reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. These are only estimates of these effects, and the actual impact of these reimbursement changes in subsequent periods could be materially different from our estimates.

The proposal also includes (1) proposed changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) proposed changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals. We expect the final rule will be published in August 2006 and would go into effect for Medicare discharges on or after October 1, 2006.

The Company is assessing the financial impact that the new and proposed regulations are expected to have on its operations. It is possible that the impact may result in the Company recording impairment charges in future periods as it relates to the carrying value of goodwill and certain identifiable intangible assets.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the accompanying notes. This discussion and analysis covers periods prior to (“Predecessor Periods”) and following (“Successor Periods”) August 12, 2005, the date of the Merger of Rainier Acquisition Corp. with and into LifeCare Holdings, Inc. (“LifeCare” or “Company”) and the financings related thereto (“Transactions”). Accordingly, the discussion and analysis of Predecessor Periods does not reflect the significant impact that Transactions have had and will have on us, including without limitation, increased leverage and debt service requirements and the impact of purchase accounting.

Company Overview

We are a leading operator of long-term acute care hospitals (“LTACHs”) in the United States. As of March 31, 2006 we operated 18 hospitals located in nine states, consisting of 12 “hospital within a hospital” facilities (46% of beds) and six freestanding facilities (54% of beds). Through these 18 long-term acute care hospitals, we operate a total of 893 licensed beds and employ approximately 2,300 people, the majority of whom are registered or licensed nurses and respiratory therapists. As discussed in more detail below, our three New Orleans hospitals were closed during the last week of August and will not re-open in their current facilities. The licensed beds for these hospitals are not included in the total number of facilities or licensed beds discussed above.

Our patients have serious medical conditions such as respiratory failure, chronic pulmonary disease, nervous system disorders, infectious diseases and non-healing wounds. They generally require a high level of monitoring and specialized care yet may not require the continued services of an intensive care unit. Due to their serious medical conditions, our patients are generally not clinically appropriate for admission to a skilled nursing facility or inpatient rehabilitation facility. By combining general acute care services with a focus on long-term treatment, we believe that our hospitals provide medically complex patients with better and more cost-effective outcomes.

Recent Trends and Events

Impact of Hurricane Katrina

During the last week of August 2005 operations at our three New Orleans hospitals ceased as a result of Hurricane Katrina. The Chalmette campus, a hospital within a hospital, contained 37 licensed beds and was substantially damaged as a result of Hurricane Katrina. We will not be able to resume operations within the existing building. Our other two New Orleans locations were located within hospitals operated by Tenet Healthcare Corporation (“Tenet”). These facilities contain a combined 113 licensed beds. In November 2005, Tenet terminated the leases for these facilities effective December 15, 2005 due to the extensive physical damages sustained at these hospitals. We are evaluating whether our Medicare provider numbers and licenses for these three facilities can be used for alternative sites. To the extent we are able to relocate these facilities, we will have capital expenditure needs and will incur start-up costs associated with the relocation. At this time we do not yet know the amount of the capital expenditure requirements or start-up costs that we would incur if and when these operations are relocated. However, we expect that such costs would result in the new facilities sustaining losses at least in the short-term. We cannot determine the likelihood of being able to re-open hospitals in the New Orleans market.

For the three months ended March 31, 2005, these three hospitals contributed $11.8 million of our net revenues. As a result of the losses incurred in connection with Hurricane Katrina, we recorded impairment charges on long-lived assets and goodwill for the twelve months ended December 31, 2005 of $74.2 million. We are working with our insurance carriers to determine if additional amounts may be recovered pursuant to our existing policies in addition to the $7.9 million we have received to date. Any additional insurance proceeds are not expected to exceed $3.5 million, the balance remaining under the policy limits.

On September 28, 2005, the Louisiana Attorney General’s office announced that it is conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. We have received no indication of how long the Attorney General’s office will take to complete its investigation. At this time we cannot determine whether this investigation will have any impact on the Company. If we become a target of the investigation, it could have a materially adverse effect on our business, operating results and financial condition.

We were recently named as a defendant in two civil lawsuits brought by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients at Memorial Medical Center at the time of Hurricane Katrina. We intend to vigorously defend ourselves in these lawsuits; however, we cannot predict the ultimate resolution of these matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

Hospital Openings and Milwaukee Lease Termination

During the last week of September 2005 we opened a new 39-bed hospital in West Chester, Pennsylvania. The hospital admitted its first patient in September 2005 and became certified by CMS as a LTAC hospital on April 1, 2006. We also opened a 62-bed satellite expansion hospital in McAllen, Texas during March 2005 and closed a 17-bed hospital in Milwaukee, Wisconsin at the end of November 2005. The assets located in our Milwaukee hospital are being used at other locations.

The Transactions

On August 11, 2005, we consummated an acquisition pursuant to which Rainier Acquisition Corp., a Delaware corporation formed by investment funds associated with The Carlyle Group and certain members of our current management and board of directors, merged with and into our Company, with our Company continuing as the surviving corporation. The funds necessary to consummate the Transactions were approximately $552.0 million, including approximately $512.2 million to pay the then current stockholders and option holders, approximately $10.7 million to repay existing indebtedness and approximately $29.1 million to pay related fees and expenses. The effective date of the merger was August 11, 2005.

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of senior subordinated notes. We also entered into a revolving working capital loan agreement (“Revolver”) that provides up to $75.0 million of borrowing capacity. To date, we have made no borrowings pursuant to the Revolver.

As a result of the Transactions, our assets and liabilities were adjusted to their fair value as of the consummation of the Merger. The excess of the total purchase price over the fair value of our tangible assets and liabilities has been allocated to goodwill and other identifiable intangible assets, which are subject to an annual impairment test, or more frequent tests if circumstances warrant such a test. We have also increased our aggregate outstanding indebtedness. Accordingly, interest expense is higher in periods following the Transactions.

Regulatory Changes

Approximately 71.3% and 76.3% of our total net patient service revenue for the three months ended March 31, 2006 and 2005, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of LTACH diagnosis related groupings, or DRGs. On May 2, 2006, CMS issued the final rules for LTACHs for fiscal 2007 that will result in a reduction of our Medicare reimbursement. Additionally, CMS has issued proposed updates to the weighting of LTACH DRGs that, if enacted, will result in a further reduction of our Medicare reimbursement for all discharges on or after October 1, 2006. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

HIH Facility Admission Regulations

Based upon our historical host admission levels, the new HIH facility admission regulations would require transition plans for three of our twelve HIH facilities, excluding our three New Orleans facilities. As a result of these new facility admission regulations, we are developing transition plans for the three impacted HIH facilities that include consolidating HIH facilities or relocating certain of these facilities to alternative settings, building new hospitals or buying freestanding facilities. One of the other nine HIH facilities is our new 39-bed hospital in Chester, Pennsylvania that we expect will operate below the 25% host hospital admission threshold. With respect to our other eight HIH facilities, four currently operate below the 25% host hospital admission threshold, one qualifies for the Metropolitan Statistical Area-dominant (“MSA-dominant”) exemption and we believe that three qualify for grandfather treatment and are therefore currently exempt from this payment limitation. Two of the three facilities located in the New Orleans market were also grandfathered facilities and the third operated near the 25% host hospital admission threshold. We are uncertain at this time as to whether these two New Orleans facilities would retain their grandfather status if they were relocated to new sites. As a result of the phase-in of these rules, the HIH facility regulations had no effect on our 2005 financial results, and will have only a minimal impact on our 2006 financial results. In the second quarter of 2007, one of our HIH facilities will become subject to the 50% admission threshold. We believe that we will be able to adapt to the HIH facility regulations with minimal disruption to our business.

Medicare Reimbursement Change in Payment Rates and DRG-Weighting for Fiscal 2006

On May 6, 2005, CMS issued a final rule to update LTACH PPS payment rates for the 2006 rate year. CMS estimates that this rule, together with other factors, including wage index adjustments, will lead to a combined effective increase in Medicare reimbursement paid to LTACHs of 5.7%. On August 1, 2005, CMS issued a rule to, among other things, revise the classifications, relative weights and lengths of stay for the DRGs treated by LTACHs, effective October 1, 2005. CMS estimates that the changes will reduce aggregate Medicare reimbursement to LTACHs by approximately 4.2%. These percentages are based on the industry average for all facilities. The results for a particular facility will vary based on a facility’s patient mix and geographic location.

Based upon our assessment of the impact of the above changes taken together using our actual patient population, we have estimated that had these updates been in effect during the three months ended March 31, 2005, the impact would have been a net reduction of our Medicare net patient service revenue by approximately 1.3%, or $0.9 million less, for the three months then ended. This is only an estimate of these effects, and the actual impact of these reimbursement changes in subsequent periods could have been materially different from our estimates.

Medicare Reimbursement Change in Payment Rate for Fiscal 2007

On May 2, 2006 CMS issued the final regulations for the 2007 fiscal year starting on July 1, 2006 regarding the prospective payment system for LTACHs. The final rules included, among other things, (i) a change in the payment provisions related to short-stay outliers; (ii) an increase in the outlier fixed-loss amount from $10,501 to $14,887; (iii) an increase in the labor-related share of the prospective payment system federal rate from 72.855% to 75.665%; (iv) eliminating the surgical case exception to the three-day or less interruption of stay policy; and (v) a freeze on the fiscal 2007 federal rate at the 2006 level.

The current payment methodology for short-stay outliers reimburses long-term acute care hospital providers at the lowest of (i) 120% of patient cost; (ii) 120% of the per diem amount based on the diagnosis related group; or (iii) the full diagnosis related group payment. The final rule introduced a fourth payment alternative: (iv) a blend of an amount comparable to what would otherwise be paid under the short-term acute care inpatient payment system (“IPPS DRG”) computed as a per diem, capped at the full IPPS DRG comparable payment amount, and 120% of the LTACH DRG per diem payment. An additional CMS change will lower the reimbursement under the patient cost payment alternative from 120% of patient cost to 100%.

CMS has estimated that exclusive of the freeze of the federal rate for fiscal 2007, these changes will result in a decrease in Medicare reimbursement of 3.7% for LTACH providers. Based upon our Medicare patient activity, we have estimated that if these changes had been enacted on January 1, 2006, including updates to the wage indices for the geographic locations of our hospitals, our Medicare revenue for the three months ended March 31, 2006 would have been reduced by approximately 4.2%, or $2.6 million. These are only estimates of the impact of the final regulations. The actual impact in subsequent periods could be materially different from our estimates. Furthermore, our estimated impact does not include the effect of CMS’ proposed freeze of the 2007 federal rate at the 2006 level.

Proposed CMS Changes to DRG Weighting for Fiscal 2007

On April 12, 2006 CMS issued proposed changes to the Medicare hospital payment system, including proposed changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. The proposed rule was published April 25, 2006 and comments will be accepted through June 12, 2006. CMS estimates the proposed changes would result in reducing payments to LTAC providers by 1.4% based on the current reimbursement regulations that are in place. Based upon a review of our Medicare patient discharges under the current relative weights, we have estimated that these proposed changes would result in a reduction of Medicare net patient service revenue of approximately 1.6%. If enacted, this reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. These are only estimates of these effects, and the actual impact of these reimbursement changes in subsequent periods could be materially different from our estimates.

The proposal also includes (1) proposed changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) proposed changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals. We expect the final rule will be published in August 2006 and would go into effect for Medicare discharges on or after October 1, 2006.

CMS Study on Patient and Facility Criteria

Based upon a June 2004 report prepared by the MedPAC, it was recommended that CMS study and consider new patient and facility criteria for long-term acute care hospital providers. The contractor commissioned by CMS to conduct aspects of this analysis is expected to submit its report to CMS in 2006. At this time we are not certain as to when this study will be finalized nor of the impact any such proposed changes, if adopted, could have on our operations and financial performance in future periods.

Regulatory Matters

As discussed in note 16 to our December 31, 2005 consolidated financial statements included in our Form S-4 filed with the SEC on April 11, 2005, as amended, we had reached an agreement in principle on March 6, 2006 with the Office of Inspector General of the Department of Health and Human Services (OIG) to settle certain matters that had been previously self-reported by us to the OIG. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities. We believe that the annual incremental costs to comply with the CCA will not be significant since we currently maintain corporate compliance and internal audit functions.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 71.3% and 76.3% of total net patient service revenue for the three months ended March 31, 2006 and 2005, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTACH PPS are subject to review by the regulatory authorities. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

The annual cost reports are also subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports and often results in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined.

Total Expenses

Total expenses consists of salaries, wages and benefits, supplies, which includes expenses related to drug and medical supplies, rent, other operating expenses, provision for doubtful accounts, depreciation and amortization and interest expense. Other operating expenses include expenses such as contract labor, legal and accounting fees, insurance and contracted services purchased from host hospitals.

Other Operating Metrics

We use certain operating metrics in the management of our facility operations. These include:

Licensed beds. Licensed beds represent beds for which a facility has been granted approval to operate from the applicable state licensing agency. These licensed beds are used in the determination of average licensed beds and occupancy rates.

Average licensed beds. We compute average licensed beds by computing a weighted average based upon the number of licensed beds in place for each month within the reporting period.

Admissions. Admissions are the total number of patients admitted to our facilities during the reporting period.

Patient days. Patient days are the cumulative number of days that licensed beds are occupied in our facilities for the entire reporting period. We also refer to patient days as our census.

Average length of stay (days). We compute average length of stay in days by dividing patient days for discharged patients by discharges.

Occupancy rates. We compute our occupancy rate by determining the percentage of average licensed beds that are occupied for a 24-hour period during a reporting period. The occupancy rate provides a measure of the utilization of inpatient rooms.

Net patient service revenue per patient day. This measure is determined by dividing our total net patient service revenue by the number of patient days in a reporting period. We use this metric to provide a measure of the net patient service revenue generated for each patient day.

Critical Accounting Matters

This discussion and analysis of our financial condition and results of operation is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures. We rely on historical experience and other assumptions that we believe are reasonable at the time in forming the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates.

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2005 as filed in the Form S-4, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance Risks

•	Impairment of Long-Lived Assets

•	Accounting for income taxes

•	Accounting for stock-based compensation

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, impairments may be required.

We are assessing the financial impact that the final regulations issued on May 2, 2006 and the proposed regulations as issued on April 12, 2006, as discussed previously, will have on our operations. It is possible that the impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, the Company accounted for its equity compensation using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation). The Company had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies. As permitted by FAS 123(R), the Company will continue to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares are modified, canceled or repurchased.

Results of Operations

We have reported our operating results and financial position for all periods subsequent to August 12, 2005, as Successor Periods and all periods prior to August 12, 2005, as Predecessor Periods.

	Successor	Predecessor
	Three months ended March 31, 2006	Three months ended March 31, 2005
Net patient service revenue	$87,319	$90,037

Salaries, wages, and benefits	36,068	35,833
Supplies	8,436	7,988
Rent	4,560	4,393
Other operating expenses	20,877	19,584
Provision for doubtful accounts	1,515	1,496
Depreciation and amortization	2,978	1,353
Interest expense, net	7,880	649
Gain on early extinguishment of debt	(1,329)	—

Total expenses	80,985	71,296

Income before income taxes	6,334	18,741

Provision for income taxes	2,543	7,035

Net income	$3,791	$11,706

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Successor	Predecessor
	Three months ended March 31, 2006	Three months ended March 31, 2005
Number of hospitals within hospitals (end of period)	12	15
Number of freestanding hospitals (end of period)	6	6
Number of total hospitals (end of period)	18	21
Licensed beds (end of period) (1)	893	1,021
Average licensed beds (1)	893	980
Admissions	2,456	2,081
Patient days	57,815	63,200
Occupancy rate	71.9%	71.7%
Percent net patient service revenue from Medicare	71.3%	76.3%
Percent net patient service revenue from commercial payors and Medicaid (2)	28.7%	23.7%
Net patient service revenue per patient day	$1,510	$1,425

(1)	The licensed beds and end of period and average licensed beds above include the three New Orleans hospitals and 17-bed facility in Milwaukee that were closed during 2005 for the period of time prior to closure.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Overview

In March 2005, we expanded our licensed beds in McAllen, Texas through the addition of a 62-bed freestanding site. In September 2005, we opened a new 39-bed hospital in West Chester, Pennsylvania. This facility became certified by CMS as a LTAC hospital on April 1, 2006. Additionally, we elected not to renew our lease related to a 17-bed HIH in Milwaukee, Wisconsin effective November 2005.

On August 11, 2005, we consummated the Transactions, including the related financing. We have allocated the purchase price based upon the fair values of the assets acquired and the liabilities assumed.

During the last week of August 2005 we evacuated our three hospitals in New Orleans as a result of Hurricane Katrina. We have not resumed patient service operations since the evacuation, and will not re-open these hospitals at their previous locations. For the three months ended March 31, 2006, our New Orleans operations incurred losses before taxes of $0.7 million as the result of expenses incurred, which were primarily related to salaries and benefits for remaining employees, legal expenses, and asset and record recovery expenses. For the same three month period in 2005, our three New Orleans hospitals had combined net revenues of $11.8 million and earnings before taxes of $2.6 million.

Net Revenues

Our net patient service revenue decreased by $2.7 million, or 3.0%, for the three months ended March 31, 2006, to $87.3 million from $90.0 million for the comparable period in 2005. Our net patient service revenues for the three New Orleans hospitals decreased by $11.8 million in 2006 as compared to 2005 as a result of the closure of these locations. Patient days in 2006 were 5,385 less, or 8.5% less, than the same period in 2005. Our New Orleans hospitals had 8,567 patient days during the three month period ended March 31, 2005.

Exclusive of the decrease in net patient service revenue attributable to the New Orleans market, our net patient service revenue at our other hospitals increased by $9.1 million in the 2006 period to $87.3 million from $78.2 million during the same period in 2005. Approximately $4.5 million of this increase was the result of an increase in patient days. Patient days at our facilities exclusive of New Orleans were 3,182 greater for the three months ended March 31, 2006 as compared to the same period in 2005. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets as discussed previously.

During the three months ended March 31, 2006, our net patient service revenue per patient day was $1,510, which represented an increase of 5.6% compared to the same period in 2005, exclusive of the New Orleans operations. This increase in net patient service revenue per patient day contributed approximately $4.6 million of the $9.1 million increase in net patient service revenue discussed previously. This increase on a per patient day basis was primarily the result of an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher-acuity patients. Net patient service revenues on a per patient day basis from commercial payors are generally higher than those realized from Medicare as a result of the higher case mix indexes of the commercial patients as compared to our overall Medicare patient population.

Total Expenses

Total expenses increased by $9.7 million to $81.0 million for the combined three months ended March 31, 2006 as compared to $71.3 million for the comparable period in 2005. For the three months ended March 31, 2006 our New Orleans operations had total expenses of $0.6 million as compared to $8.4 million during the same period in 2005. Exclusive of the decrease in total expenses resulting from the closure of our New Orleans operations, total expenses increased by $17.5 million to $80.4 million for the three months ended March 31, 2006 from $62.9 million for the three months ended March 31, 2005.

Of this $17.5 million increase in total expenses, approximately $7.2 million was attributable to an increase in net interest expense and $1.6 million was attributable to an increase in depreciation and amortization expense. The increase in net interest expense was the result of the additional borrowings that occurred in connection with the Transactions during 2005. Depreciation and amortization expense increased during the three month period ended March 31, 2006 primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions and amortization expense recorded on the identifiable intangible assets established as a result of the Transactions.

The remaining $8.7 million of the total $17.5 million increase was the result of a combination of the increase in patient days of 3,182 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2006 period as compared to the same period in 2005.

Gain on early extinguishment of debt for the three months ended March 31, 2006 was the result of our repurchasing $3 million in face of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Income Tax Expense

For the three months ended March 31, 2006, the income tax expense recorded represented an effective rate of 40.1% as compared to an effective rate of 37.5% for the same period in 2005. The effective rate in 2006 was higher primarily as a result of an increase in effective state income tax rates as increased interest expense is generally considered a parent company expense and is not allocated to individual operating subsidiaries for state income tax purposes based on our current structure.

Liquidity and Capital Resources

Historically our primary sources of liquidity have been cash flows generated by operations and borrowings under a revolving credit facility. Following the Transactions, we expect that our primary sources of liquidity will continue to be cash flow generated from operations and the availability under our revolving credit facility. Our primary liquidity requirements will be for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At March 31, 2006, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $253.7 million term loan facility with a maturity of seven years, (ii) capital lease obligations of $8.6 million with varying maturities, and (iii) a $75.0 million revolving credit facility, including sub-facilities for letters of credit and swingline loans, with a maturity of six years. The full amount available under the term loan facility was used in connection with the Transactions. During the three months ended March 31, 2006 we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt of approximately $1.5 million during this period.

After the Transactions, we are significantly more leveraged than we were prior to the Transactions. The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans are currently (1) 1.25% for alternate base rate revolving loans, (2) 2.25% for adjusted LIBOR revolving loans, (3) 1.25% for alternate base rate term loans and (4) 2.25% for adjusted LIBOR term loans. These margins are subject to reduction beginning after delivery of financial statements for the first full fiscal quarter completed after closing based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility). At March 31, 2006, the interest rate applicable to the $253.7 million under our term loan facility was 6.91%.

We believe that our cash on hand, internally generated cash flows and borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, capital expenditure needs and meet our debt service requirements for the foreseeable future.

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $35 million during the remainder of 2006 based on our current plans. These expenditures will relate to the transition plans for facilities affected by the new 25% host hospital admission threshold regulations, market expansion opportunities, investment in information technology enhancements, and facility maintenance requirements.

Historical Cash Flow

Three Months Ended March 31, 2006 and 2005

	Successor	Predecessor
	Three Month Period Ended March 31, 2006	Three Month Period Ended March 31, 2005
Net cash provided by operating activities	$24,206	$20,636
Net cash used in investing activities	(2,416)	(643)
Net cash used in financing activities	(3,674)	(1,412)

For the three months ended March 31, 2006, operating activities provided $24.2 million of cash as compared to providing $20.6 million in cash for the comparable period in 2005. For the three-months ended March 31, 2006, we had net income of $3.8 million as compared to net income of $11.7 million for the same period in 2005. Offsetting the lower net income amount for the three months ended March 31, 2006 was the receipt of $12.4 million related to a refund of 2005 federal income payments. This tax benefit was the result of expenses recorded related to the Transactions during the year ended December 31, 2005. Additionally, during the three months ended March 31, 2006, we received $7.0 million in business interruption proceeds that were recorded as a receivable at December 31, 2005 as a result of the impact of Hurricane Katrina on our New Orleans operations. Also, net income is lower due to an increase of approximately $2.3 million of depreciation and amortization expense primarily due to the write-up of property and equipment and the recording of identifiable intangibles in connection with the Transactions and debt issue costs.

Accounts receivable increased by $3.4 million for the three months ended March 31, 2006 as compared to an increase of $8.9 million for same period during 2005. The increase during 2006 was primarily the result of an increase in net patient service revenues of $8.2 million for the three months ended March 31, 2006 as compared to the three months ended December 31, 2005. Days of net patient service revenue in accounts receivable at March 31, 2006 had decreased to 67.2 as compared to 73.6 at December 31, 2005. This decrease is the result of continued increased collections during the three months ended March 31, 2006.

A decrease in accounts payable and accrued expense resulted in a net use of cash of $2.8 million for three months ended March 31, 2006 as compared to providing $4.5 million in the comparable period in 2005. This decrease is primarily the result of the timing of interest payments on the senior subordinated notes, which approximated $7 million during the three months ended March 31, 2006. Interest payments on the senior subordinated notes are paid semi-annually on the 15th of February and August.

Cash used in investing activities was $2.4 million for the three months ended March 31, 2006 as compared to $0.6 million in 2005. During the three months ended March 31, 2005, however, equipment purchased through capital lease financing was $1.6 million. During the three months ended March 31, 2006, we funded all equipment purchases using our available cash on hand.

Cash used by financing activities for the three months ended March 31, 2006 was $3.7 million as compared to cash used of $1.4 million for the same period in 2005. Included in the $3.7 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes.

Seasonality

Our business experiences seasonality resulting in variation in census levels, with the highest census historically occurring in the first quarter of the year and the lowest census occurring in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTACH PPS payments are subject to fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the final rules issued by CMS for LTACHs for the 2007 fiscal year did not provide for an inflation update.

Labor and supply expenses make up a substantial portion of our operating expense structure. The expenses can be subject to increase in periods of rising inflation. To date, we have been able to offset such increases with corresponding increases in reimbursement and the implementation of cost control measures. There can, however, be no assurance that we will be successful in offsetting future cost increases.

Forward Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in government reimbursement for our services or new restrictive criteria regarding the types of patients that may be admitted to our facilities may have an adverse effect on our future revenues and profitability;

•	changes in applicable regulations or a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	compliance with the Medicare “hospital within a hospital” regulation changes that will require increased capital expenditures and may have an adverse effect on our future revenues and profitability;

•	the failure of our long-term acute care hospitals to maintain their qualification as such may cause our revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our revenues and profitability to decline;

•	the adoption by Medicare of new payment methods for long-term acute care hospitals may cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions may result in increased costs;

•	implementing accounting and other management systems and resources in response to financial reporting and other requirements may result in increased costs;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas may make us sensitive to economic, regulatory, environmental and other developments in this state;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities; and

•	protecting current and former employees from the effects of misappropriated data may use significant resources or subject us to liabilities.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of this report.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, we had $253.7 million in senior term loans outstanding and borrowing availability of $75.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls in the first quarter.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a party to various legal actions that arise in the ordinary course of business, as well as other litigation described elsewhere in this report. These actions are primarily related to malpractice claims covered under insurance policies; however, there may be some legal actions which are not insured. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations, nor can there be any assurance that the resolution of any litigation or investigation, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 1A: RISK FACTORS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 31 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeCare Holdings, Inc.

By:	/s/ W. EARL REED, III
W. Earl Reed, III
Chief Executive Officer

By:	/s/ PHILLIP B. DOUGLAS
Phillip B. Douglas
Chief Financial Officer

Dated: June 21, 2006

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.