Form 10-Q
period 2006-06-30
LifeCare Holdings, Inc.
filed 2006-08-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

As of August 1, 2006, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2006 (unaudited) and December 31, 2005

(In thousands)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$31,858	$19,843
Accounts receivable, net of allowance for doubtful accounts of $14,445 and $14,372 respectively	60,647	63,283
Estimated third-party payer settlements	9,212	8,267
Income taxes	4,672	17,380
Insurance proceeds receivable	5,333	7,000
Deferred income taxes	8,259	8,020
Other current assets	7,891	6,034

Total current assets	127,872	129,827
Property and equipment, net	64,560	61,100
Other assets	14,722	14,637
Identifiable intangibles, net	20,175	20,932
Goodwill	318,159	317,618

	$545,488	$544,114

Liabilities and Stockholder’s Equity
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	4,597	5,364
Accounts payable	19,617	18,464
Accrued payroll	3,808	5,709
Accrued vacation	3,829	3,286
Accrued insurance	1,997	2,119
Accrued interest	5,178	6,594
Accrued other	2,844	3,212

Total current liabilities	44,420	47,298
Obligations under capital leases, excluding current installments	2,643	4,767
Long-term debt, excluding current installments	397,538	401,813
Accrued insurance	8,678	7,194
Deferred income taxes	12,671	14,539
Other noncurrent liabilities	6,483	2,411

Total liabilities	472,433	478,022

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value. 100 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	160,709	135,928
Accumulated deficit	(87,654)	(69,836)

Total stockholder’s equity	73,055	66,092

	$545,488	$544,114

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Three Months		Six Months
	Successor	Predecessor	Successor	Predecessor
	2006	2005	2006	2005
Net patient service revenue	$81,258	$91,538	$168,577	$181,575

Salaries, wages, and benefits	36,283	37,526	72,351	73,359
Supplies	8,400	8,445	16,836	16,433
Rent	4,265	4,630	8,825	9,023
Other operating expenses	19,945	21,993	40,822	41,577
Provision for doubtful accounts	1,447	1,484	2,962	2,981
Depreciation and amortization	2,876	1,494	5,854	2,847
Goodwill impairment charge	24,600	—	24,600	—
Insurance recovery	(5,333)	—	(5,333)	—
Interest expense, net	8,203	608	16,083	1,256
Gain on early extinguishment of debt	—	—	(1,329)	—

Total expenses	100,686	76,180	181,671	147,476

Income (loss) before income taxes	(19,428)	15,358	(13,094)	34,099

Provision for income taxes	2,181	6,320	4,724	13,355

Net income(loss)	$(21,609)	$9,038	$(17,818)	$20,744

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

For the six months ended June 30, 2006

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2005	$—	$135,928	$(69,836)	$66,092
Equity compensation amortization	—	181	—	181
Settlement of purchase escrow	—	24,600	—	24,600
Net loss	—	—	(17,818)	(17,818)

Balance, June 30, 2006	$—	$160,709	$(87,654)	$73,055

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Successor	Predecessor
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(17,818)	$20,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,274	3,053
Provision for doubtful accounts	2,962	2,981
Impairment charges	24,600	—
Gain on early extinguishment of debt	(1,329)	—
Accrued interest on shares subject to mandatory redemption	—	595
Deferred income taxes	(2,107)	(1,009)
Equity compensation amortization	181	—
Changes in operating assets and liabilities:
Patient accounts receivable	(326)	(8,687)
Current income taxes	12,708	914
Insurance proceeds receivable	1,667	—
Prepaid expenses and other current assets	(1,857)	(891)
Other assets	(644)	(653)
Estimated third-party payer settlements	(945)	2
Accounts payable and accrued expenses	(2,110)	8,783
Other liabilities	5,556	(357)

Net cash provided by operating activities	26,812	25,475

Cash used in investing activities:
Purchases of property and equipment	(9,100)	(1,253)

Net cash used in investing activities	(9,100)	(1,253)

Cash flows used in financing activities:
Payments of notes payable and long-term debt	(2,806)	(949)
Payments on obligations under capital leases	(2,891)	(2,030)

Net cash used in financing activities	(5,697)	(2,979)

Net increase in cash and cash equivalents	12,015	21,243
Cash and cash equivalents, beginning of period	19,843	6,678

Cash and cash equivalents, end of period	$31,858	$27,921

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$17,658	$706
Net income taxes paid (received)	(5,877)	13,458
Noncash:
Equipment purchased through capital lease financing	—	4,736

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2005 included in the Form S-4 filed by the Company on April 14, 2006, as amended, with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.

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

For grants of stock options subsequent to the adoption of FAS 123(R), the Company estimates the fair value of awards on the date of grant using the Black-Scholes option pricing model. The fair value of options granted in the six months ended June 30, 2006 was $2.16 per share and was calculated as of the grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 45%, expected dividend yield of 0%, expected life of 6.25 years, expected forfeiture rate of 10% and a risk-free interest rate of 4.82%. Expected volatility was derived using data drawn from similar public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected forfeiture rate was based upon the Company’s expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant. There were no options granted during the three months ended June 30, 2006.

(3)	Merger Transaction

As more fully discussed in note 2 to the Company’s audited financial statements for the year ended December 31, 2005, the Merger agreement provided for additional purchase price consideration of $35.5 million as of December 31, 2005 that was contingent upon the resolution of certain specific issues. The remaining contingent consideration had previously been deposited in separate escrow accounts. On June 29, 2006, $24.6 million that had been placed into one of the specific escrows for general indemnification matters was made available for distribution to the prior shareholders of the Company since no general indemnification claims had been made against the escrow prior to its expiration date. This resulted in an increase in the purchase price to be allocated of $24.6 million with a corresponding increase in goodwill.

The original amount deposited into the contingent escrow accounts was $40.5 million. Through June 30, 2006, $29.6 million of the original amount had been settled and disbursed accordingly. It is anticipated that the remaining contingent issues will be resolved through June 2007.

(4)	Net Patient Service Revenue

The Company recognizes in its consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended June 30, 2006 and 2005, included (decreases)/increases of $(3,400) and $1,640, respectively, and (decreases)/increases of $(3,400) and $1,340 for the six months ended June 30, 2006 and 2005, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program.

(5)	Goodwill and Impairment Charges

Goodwill at December 31, 2005	$317,618
Additional purchase price allocation	24,600
Impairment charge	(24,600)
Adjustment in fair market value assigned to property and equipment	541

Goodwill at June 30, 2006	$318,159

The adjustment of $541 was recorded in connection with the Company’s continuing review of the allocation of purchase cost related to the Company’s Merger on August 11, 2005, as more fully discussed in note 2 to the Company’s audited financial statements for the year ending December 31, 2005. See note 3 for discussion regarding the additional purchase price allocation of $24.6 million.

As a result of the recent Medicare reimbursement changes as more fully discussed in note 11 that were effective on July 1, 2006, and our estimate of the impact of the changes on future cash flows, the Company reviewed the carrying value of its goodwill as of June 30, 2006. As a result of this review, an impairment charge of $24.6 million was recorded during the three months ended June 30, 2006. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges. The Company performs its annual valuation of goodwill and identifiable intangibles annually as of December 31. Based upon the review to be performed as of December 31, 2006 and the actual impact of the Medicare reimbursement changes, additional goodwill impairment charges may be recorded.

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

(6)	Long-Term Debt

Long-term debt at June 30, 2006 consists of the following:

Senior secured credit facility - term loan	$253,088
9 1/4% senior subordinated notes (“Notes”)	147,000

Total long-term debt	400,088
Current installments of long-term debt	(2,550)

Long-term debt, excluding current installments	$397,538

During the six months ended June 30, 2006, the Company repurchased $3 million of its outstanding Notes for $1.53 million. This resulted in the Company recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

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

On April 14, 2006, the Company filed a Form S-4 registration statement with the SEC as required by the Registration Rights Agreement. This filing was declared effective by the SEC on May 12, 2006. The Company completed the exchange offer for all outstanding Notes as of June 21, 2006, which satisfied the requirements of the Registration Rights Agreement.

Other

Capitalized costs incurred in obtaining financing under the credit facility, including the revolving line of credit and the Notes, of $12,473 as of June 30, 2006, is being amortized over the terms of the related debt using the interest method. Amortization expense for capitalized financing costs were $342 and $103 for the three months ended June 30, 2006 and 2005, respectively, and $675 and $206 for the six months ended June 30, 2006 and 2005, respectively.

(7)	Stock Options

Successor Stock Option Plan

At June 30, 2006, there were 2,860,000 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-third each year thereafter.

Income from the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 includes $90, $173, $181 and $289, respectively, of pre-tax compensation costs related to our or our Predecessor’s stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2006:

	Number of Shares	Weighted average exercise price
Successor:
Balance at December 31, 2005	695,000	$10.00
Granted	80,000	10.00
Exercised	—	—
Forfeited	(168,000)	10.00
Expired	—	—

Balance at June 30, 2006	607,000	$10.00

At June 30, 2006, the weighted average remaining contractual life of outstanding options was 9.18 years. There were no stock options exercisable at June 30, 2006.

As of June 30, 2006, there was approximately $139 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately four years.

Restricted Stock Awards

The following table summaries restricted stock award activity during the six months ended June 30, 2006:

Number of Shares
Successor:
Balance at December 31, 2005	160,000
Granted	—
Exercised	—
Forfeited	(15,000)
Repurchased	(5,000)

Balance at June 30, 2006	140,000

During the three months ended June 30, 2006, a restricted stock award holder resigned from the Company resulting in the forfeiture of 15,000 shares of restricted stock awards that were not vested. Holdings purchased the 5,000 shares that had previously vested for $10 pursuant to the restricted stock award agreement

As of June 30, 2006, there was approximately $539 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately two years.

(8)	Insurance Recovery

We have recorded $13.2 million of insurance recoveries, including $7.9 million during the year ended December 31, 2005 and $5.3 million during the six months ended June 30, 2006, related to the loss of our New Orleans operations during 2005. The $5.3 million was received in July 2006. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina losses.

(9)	Regulatory Matters

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

The Company undertakes various procedures to assure that its annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, the Company conducted an internal review of its previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, the Company made certain adjustments in 2003 to its previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (OIG), who reviewed the Company’s findings. On June 12, 2006, the Company entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that the Company continue to maintain our corporate compliance program, report certain events if they occur to the OIG and file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities.

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

(10)	Commitments and Contingencies

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed licensed hospital. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. We have received no indication of how long the Attorney General’s office will take to complete its investigation. At this time we cannot determine what, if any, impact this investigation ultimately may have on the Company. If we become a target of the investigation, it could have a materially adverse effect on our business, operating results and financial condition.

We have been named as a defendant in three civil lawsuits brought by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases, plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients at Memorial Medical Center at the time of Hurricane Katrina. We intend to vigorously defend ourselves in these lawsuits; however, we cannot predict the ultimate resolution of these matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

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

(11)	Regulatory Update

On May 2, 2006, CMS issued the final rules for the 2007 fiscal year starting July 1, 2006 regarding the prospective payment system for long-term acute care hospitals. The rules include changes in the methodology used to compute payments to long-term acute care hospitals for patients that are classified as short-stay outliers and an increase of $4,386 in the high-cost outlier fixed loss threshold to $14,887 and freezing the 2007 federal fiscal year base rate at the 2006 fiscal year level, among other changes. CMS estimates that the changes in this rule will reduce aggregate Medicare reimbursement paid to long-term acute care hospitals by approximately 3.7%. This percentage is based on the industry average for all facilities. The results for a particular facility will vary based on a facility’s patient mix and geographic location.

Based upon our Medicare patient activity, we have estimated that if these changes had been enacted on January 1, 2006, including updates to the wage indices for the geographic locations of our hospitals, our Medicare revenue for the six months ended June 30, 2006 would have been reduced by approximately 4.2%, or $5.0 million. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment as discussed previously. This is only an estimate of the effects of the final rule. The actual impact of these reimbursement changes in subsequent periods could be materially different from our estimate.

On August 1, 2006, CMS issued their annual updates to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule will be effective for all Medicare discharges on or after October 1, 2006. CMS estimates these changes will result in reducing payments to LTAC providers by 1.3% based on the current reimbursement regulations that are in place. This reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. We are in the process of evaluating the impact that these recent changes will have on our Medicare net patient service revenue in future periods. Historically, however, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates. The actual impact of these reimbursement changes in subsequent periods could be materially different from CMS’s estimate.

The final regulations also include (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

The Company is assessing the financial impact that the new regulations are expected to have on its operations. It is possible that the impact may result in the Company recording additional impairment charges in future periods as it relates to the carrying value of goodwill and certain identifiable intangible assets.

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

Company Overview

We are a leading operator of long-term acute care hospitals (“LTACHs”) in the United States. As of June 30, 2006 we operated 18 hospitals located in nine states, consisting of 12 “hospital within a hospital” facilities (46% of beds) and six freestanding facilities (54% of beds). Through these 18 long-term acute care hospitals, we operate a total of 893 licensed beds and employ approximately 2,800 people, the majority of whom are registered or licensed nurses and respiratory therapists. As discussed in more detail below, our three New Orleans hospitals were closed during the last week of August and will not re-open in their current facilities. The licensed beds for these hospitals are not included in the total number of facilities or licensed beds discussed above.

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

For the three month and six month periods ended June 30, 2005, these three hospitals contributed $10.6 and $22.4 million, respectively, of our net revenues. As a result of the losses incurred in connection with Hurricane Katrina, we recorded impairment charges on long-lived assets and goodwill for the twelve months ended December 31, 2005 of $74.2 million. To date, we have received $13.2 million in insurance proceeds pursuant to the policies that in force at the time of the hurricane. This amount includes the $5.3 million in insurance proceeds receivable recorded as of June 30, 2006, which was received during July 2006. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina related losses.

On September 28, 2005, the Louisiana Attorney General’s office announced that it is conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. We have received no indication of how long the Attorney General’s office will take to complete its investigation. At this time we cannot determine what, if any, impact this investigation ultimately may have on the Company. If we become a target of the investigation, it could have a materially adverse effect on our business, operating results and financial condition.

We have been named as a defendant in three civil lawsuits brought by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients at Memorial Medical Center at the time of Hurricane Katrina. We intend to vigorously defend ourselves in these lawsuits; however, we cannot predict the ultimate resolution of these matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

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

Regulatory Changes

Approximately 71.3% and 76.4% of our total net patient service revenue for the six months ended June 30, 2006 and 2005, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of LTACH diagnosis related groupings, or DRGs. On May 2, 2006, CMS issued the final rules for LTACHs for fiscal 2007 that will result in a reduction of our Medicare reimbursement. Additionally, on August 1, 2006, CMS issued updates to the weighting of LTACH DRGs that will result in a further reduction of our Medicare reimbursement for all discharges on or after October 1, 2006. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

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

Based upon our assessment of the impact of the above changes taken together using our actual patient population, we have estimated that had these updates been in effect during the six months ended June 30, 2005, the net impact would have been a reduction of our Medicare net patient service revenue by approximately 1.3%, or $1.9 million less, for the six months then ended. This is only an estimate of these effects, and the actual impact of these reimbursement changes in subsequent periods could have been materially different from our estimates.

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

CMS has estimated that exclusive of the freeze of the federal rate for fiscal 2007, these changes will result in a decrease in Medicare reimbursement of 3.7% for LTACH providers. Based upon our Medicare patient activity, we have estimated that if these changes had been enacted on January 1, 2006, including updates to the wage indices for the geographic locations of our hospitals, our Medicare revenue for the six months ended June 30, 2006 would have been reduced by approximately 4.2%, or $5.0 million. These are only estimates of the impact of the final regulations. The actual impact in subsequent periods could be materially different from our estimates. Furthermore, our estimated impact does not include the effect of CMS’ proposed freeze of the 2007 federal rate at the 2006 level.

Medicare Reimbursement Changes to DRG Weighting for Fiscal 2007

On August 1, 2006 CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule will be effective for Medicare discharges on or after October 1, 2006. CMS estimates these changes will result in reducing payments to LTAC providers by 1.3% based on the current reimbursement regulations that are in place. This reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. We are in the process of evaluating the impact that these recent changes will have on our Medicare net patient service revenue in future periods. Historically, however, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates. The actual impact of these reimbursement changes in subsequent periods could be materially different from CMS’s estimate.

The final regulations also includes (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 71.3% and 76.4% of total net patient service revenue for the six months ended June 30, 2006 and 2005, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

The annual cost reports are also subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports and often results in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended June 30, 2006 and 2005 included (decreases)/increases of $(3,400) and $1,640, respectively, and (decreases)/increases of $(3,400) and $1,340 for the six months ended June 30, 2006 and 2005, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during the three and six month periods ended June 30, 2006 relates to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

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

During the three months ended June 30, 2006, we reviewed goodwill for impairment as the result of the finalization of the Medicare regulations issued on May 2, 2006, along with a $24.6 million increase in goodwill recorded in June 2006 related to the release of one of the Merger transaction escrows to the prior shareholders. Based upon the present value of projected future cash flows, we recorded an impairment charge of $24.6 million related to goodwill during the three months ended June 30, 2006.

We are assessing the financial impact that the final regulations issued on May 2, 2006 and August 1, 2006 will have on our operations. It is possible that the actual impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

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

	Three Months Ended June 30		Six Months Ended June 30
	Successor 2006	Predecessor 2005	Successor 2006	Predecessor 2005
Net patient service revenue	$81,258	$91,538	$168,577	$181,575
Salaries, wages and benefits	36,283	37,526	72,351	73,359
Supplies	8,400	8,445	16,836	16,433
Rent	4,265	4,630	8,825	9,023
Other operating expenses	19,945	21,993	40,822	41,577
Provision for doubtful accounts	1,447	1,484	2,962	2,981
Depreciation and amortization	2,876	1,494	5,854	2,847
Impairment charges	24,600	—	24,600	—
Insurance recovery	(5,333)	—	(5,333)	—
Interest expense, net	8,203	608	16,083	1,256
Gain on early extinguishment of debt	—	—	(1,329)	—

Total expenses	100,686	76,180	181,671	147,476

Income (loss) before income taxes	(19,428)	15,358	(13,094)	34,099

Provision for income taxes	2,181	6,320	4,724	13,355

Net income (loss)	$(21,609)	$9,038	$(17,818)	$20,744

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	Successor 2006	Predecessor 2005	Successor 2006	Predecessor 2005
Number of hospitals within hospitals (end of period)	12	15	12	15
Number of freestanding hospitals (end of period)	6	6	6	6
Number of total hospitals (end of period)	18	21	18	21
Licensed beds (end of period) (1)	893	1,021	893	1,021
Average licensed beds (1)	893	1,021	893	1,000
Admissions	2,105	2,343	4,186	4,799
Patient days	57,311	62,387	115,126	125,587
Occupancy rate	70.5%	67.1%	71.2%	69.4%
Percent net patient service revenue from Medicare	71.3%	76.5%	71.3%	76.4%
Percent net patient service revenue from commercial payors and Medicaid (2)	28.7%	23.5%	28.7%	23.6%
Net patient service revenue per patient day	$1,418	$1,467	$1,464	$1,446

(1)	The licensed beds and end of period and average licensed beds above include the three New Orleans hospitals and 17-bed facility in Milwaukee that were closed during 2005 for the period of time prior to closure.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

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

During the last week of August 2005 we evacuated our three hospitals in New Orleans as a result of Hurricane Katrina. We have not resumed patient service operations since the evacuation, and will not re-open these hospitals at their previous locations. For the three and six month periods ended June 30, 2006, our New Orleans operations resulted in income before taxes of $4.8 million and $4.1 million, respectively, as the result of expenses incurred, which were primarily related to salaries and benefits for remaining employees, legal expenses, and asset and record recovery expenses offset by insurance recoveries of $5.3 million. For the same three and six month periods in 2005, our three New Orleans hospitals had combined net revenues of $10.6 million and $22.4 million, respectively, and earnings before taxes of $2.7 million and $6.1 million, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenues

Our net patient service revenue decreased by $10.2 million, or 11.2%, for the three months ended June 30, 2006, to $81.3 million from $91.5 million for the comparable period in 2005. Our net patient service revenues for the three New Orleans hospitals decreased by $10.6 million in 2006 as compared to 2005 as a result of the closure of these locations. Patient days in 2006 were 5,076 less, or 8.1% less, than the same period in 2005. Our New Orleans hospitals had 7,458 patient days during the three month period ended June 30, 2005.

Exclusive of the decrease in net patient service revenue attributable to the New Orleans market, our net patient service revenue at our other hospitals increased by $0.4 million in the 2006 period to $81.3 million from $80.9 million during the same period in 2005. This increase was comprised of a $3.4 million favorable benefit from an increase in patient days and a $2.0 million favorable benefit from an increase in the rate per patient day, offset by a net decrease of $5.0 million for adjustments related to previously filed cost reports. Patient days at our facilities exclusive of New Orleans were 2,382 greater for the three months ended June 30, 2006 as compared to the same period in 2005. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets as discussed previously.

During the three months ended June 30, 2006, we recorded a reduction in net patient service revenue of $3.4 million whereas during the three months ended June 30, 2005, we recorded an increase in net patient service revenue of $1.6 million related to changes in estimates and settlements on cost reports filed with the Medicare program. Taken together, these adjustments represent the $5.0 million component of the overall net $0.4 million increase discussed herein. The most significant cost report valuation adjustment recognized during the three months ended June 30, 2006 relates to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

During the three months ended June 30, 2006, our net patient service revenue per patient day as reported was $1,418. However, exclusive of the cost report reimbursement adjustment discussed previously, the net patient service revenue per patient day was $1,479, which represented an increase of 2.7% compared to the same period in 2005, exclusive of the New Orleans operations and the prior year cost report reimbursement adjustment. This increase on a per patient day basis was primarily the result of an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients. Net patient service revenues on a per patient day basis from commercial payors are generally higher than those realized from Medicare as a result of the higher case mix indexes of the commercial patients as compared to our overall Medicare patient population.

Total Expenses

Total expenses increased by $24.5 million to $100.7 million for the three months ended June 30, 2006 as compared to $76.2 million for the comparable period in 2005. Included in the expenses for the 2006 period is an impairment charge of $24.6 million related to goodwill as discussed previously. For the three months ended June 30, 2006 our New Orleans operations had total expenses of $(4.8) million as compared to $7.9 million during the same period in 2005. Included in the New Orleans expenses for the three months ended June 30, 2006 is a credit of $5.3 million related to the recording of additional insurance proceeds during this period. Exclusive of the goodwill impairment charge and net expenses attributable to our New Orleans operations, total expenses increased by $12.5 million to $80.8 million for the three months ended June 30, 2006 from $68.3 million for the three months ended June 30, 2005.

Of this $12.5 million increase in total expenses, approximately $7.6 million was attributable to an increase in net interest expense and $1.4 million was attributable to an increase in depreciation and amortization expense. The increase in net interest expense was the result of the additional borrowings that occurred in connection with the Transactions during 2005. Depreciation and amortization expense increased during the three month period ended June 30, 2006 primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions and amortization expense recorded on the identifiable intangible assets established as a result of the Transactions.

The remaining $3.5 million of the total $12.5 million increase was the result of a combination of the increase in patient days of 2,382 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2006 period as compared to the same period in 2005.

Income Tax Expense

For the three months ended June 30, 2006, the income tax expense recorded represented an effective rate of 42.2%, excluding the $24.6 million impairment charge, as compared to an effective rate of 41.2% for the same period in 2005. The effective rate in 2006 was higher primarily as a result of an increase in effective state income tax rates as increased interest expense is generally considered a parent company expense resulting in losses in certain states that do not benefit other states with income.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenues

Our net patient service revenue decreased by $13.0 million, or 7.2%, for the six months ended June 30, 2006, to $168.6 million from $181.6 million for the comparable period in 2005. Our net patient service revenues for the three New Orleans hospitals decreased by $22.4 million in 2006 as compared to 2005 as a result of the closure of these locations. Patient days in 2006 were 10,461 less, or 8.3% less, than the same period in 2005. Our New Orleans hospitals had 16,025 patient days during the six month period ended June 30, 2005.

Exclusive of the decrease in net patient service revenue attributable to the New Orleans market, our net patient service revenue at our other hospitals increased by $9.4 million in the 2006 period to $168.6 million from $159.2 million during the same period in 2005. This increase was comprised of a $8.0 million favorable benefit from an increase in patient days and a $6.1 million favorable benefit from increased rate per patient day, offset by a net decrease of $4.7 million for adjustments related to previously filed cost reports. Patient days at our facilities exclusive of New Orleans were 5,564 greater for the six months ended June 30, 2006 as compared to the same period in 2005. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets as discussed previously.

During the six months ended June 30, 2006, we recorded a reduction in net patient service revenue of $3.4 million whereas during the six months ended June 30, 2005, we recorded an increase in net patient service revenue of $1.3 million related to changes in estimates and settlements on cost reports filed with the Medicare program. Taken together, these adjustments represent the $4.7 million component of the overall net $9.4 million increase discussed herein. The most significant cost report valuation adjustment recognized during the six months ended June 30, 2006 relates to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

During the six months ended June 30, 2006, our net patient service revenue per patient day as reported was $1,464. However, exclusive of the cost report reimbursement adjustment discussed previously, the net patient service revenue per patient day was $1,495, which represented an increase of 4.0% compared to the same period in 2005, exclusive of the New Orleans operations and the prior year cost report reimbursement adjustment. This increase on a per patient day basis was primarily the result of an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients.

Total Expenses

Total expenses increased by $34.2 million to $181.7 million for the six months ended June 30, 2006 as compared to $147.5 million for the comparable period in 2005. Included in the expenses for the 2006 period is an impairment charge of $24.6 million related to goodwill as discussed previously and a gain of $1.3 million related to the early extinguishment of debt. For the six months ended June 30, 2006 our New Orleans operations had total expenses of $(4.1) million as compared to $16.3 million during the same period in 2005. Included in the New Orleans expenses for the six months ended June 30, 2006 is a credit of $5.3 million related to the recording of additional insurance proceeds during this period. Exclusive of the goodwill impairment charge, the gain on early extinguishment of debt and net expenses attributable to our New Orleans operations, total expenses increased by $31.3 million to $162.5 million for the six months ended June 30, 2006 from $131.2 million for the six months ended June 30, 2005.

Of this $31.3 million increase in total expenses, approximately $14.8 million was attributable to an increase in net interest expense and $3.0 million was attributable to an increase in depreciation and amortization expense. The increase in net interest expense was the result of the additional borrowings that occurred in connection with the Transactions during 2005. Depreciation and amortization expense increased during the three month period ended June 30, 2006 primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions and amortization expense recorded on the identifiable intangible assets established as a result of the Transactions.

The remaining $13.5 million of the total $31.3 million increase was the result of a combination of the increase in patient days of 5,564 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2006 period as compared to the same period in 2005.

Gain on early extinguishment of debt for the six months ended June 30, 2006 was the result of our repurchasing $3 million in face of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Income Tax Expense

For the six months ended June 30, 2006, the income tax expense recorded represented an annual effective rate of 41.1%, excluding the impact of the $24.6 million impairment charge, as compared to an effective rate of 39.2% for the same period in 2005. As discussed previously, the effective rate in 2006 was higher primarily as a result of an increase in effective state income tax rates as increased interest expense is generally considered a parent company expense resulting in losses in certain states that do not benefit other states with income.

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

At June 30, 2006, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $253.1 million term loan facility with a maturity of seven years, (ii) capital lease obligations of $7.2 million with varying maturities, and (iii) a $75.0 million revolving credit facility, including sub-facilities for letters of credit and swingline loans, with a maturity of six years. The full amount available under the term loan facility was used in connection with the Transactions. During the six months ended June 30, 2006 we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt, net of write-off of capitalized financing costs, of approximately $1.3 million during this period.

After the Transactions, we are significantly more leveraged than we were prior to the Transactions. The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans are currently (1) 1.25% for alternate base rate revolving loans, (2) 2.25% for adjusted LIBOR revolving loans, (3) 1.25% for alternate base rate term loans and (4) 2.25% for adjusted LIBOR term loans. These margins are subject to reduction beginning after delivery of financial statements for the first full fiscal quarter completed after closing based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility). At June 30, 2006, the interest rate applicable to the $253.1 million under our term loan facility was 7.34%.

We believe that our cash on hand, internally generated cash flows and borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, capital expenditure needs and meet our debt service requirements for at least the next twelve months.

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $25 million during the remainder of 2006 based on our current plans. These expenditures will relate to the transition plans for facilities affected by the new 25% host hospital admission threshold regulations, market expansion opportunities, investment in information technology enhancements, and facility maintenance requirements.

Historical Cash Flow

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30
	Successor 2006	Predecessor 2005
Net cash provided by operating activities	$26,812	$25,475
Net cash used in investing activities	(9,100)	(1,253)
Net cash used in financing activities	(5,697)	(2,979)

For the six months ended June 30, 2006, operating activities provided $26.8 million of cash as compared to providing $25.5 million in cash for the comparable period in 2005. For the six-months ended June 30, 2006, we had a net loss of $(17.8) million as compared to net income of $20.7 million for the same period in 2005. Excluding the $24.6 million impairment charge recorded in the six months ended June 30, 2006, net income would have been approximately $6.8 million for the period then ended. Offsetting the lower net income amount for the six months ended June 30, 2006 was the receipt of $12.4 million related to a refund of 2005 federal income payments. This tax benefit was the result of expenses recorded related to the Transactions during the year ended December 31, 2005. Additionally, during the six months ended June 30, 2006, we received $7.0 million in business interruption proceeds that were recorded as a receivable at December 31, 2005 as a result of the impact of Hurricane Katrina on our New Orleans operations. Also, net income is lower in the 2006 period due to an increase in net interest expense of $14.8 million related to indebtedness incurred to finance the Transactions and an increase of $3.0 million in depreciation and amortization expense primarily due to the write-up of property and equipment and the recording of identifiable intangibles in connection with the Transactions and debt issue costs.

Accounts receivable increased by $0.3 million for the six months ended June 30, 2006 as compared to an increase of $8.7 million for same period during 2005. Days of net patient service revenue in accounts receivable at June 30, 2006 had decreased to 67.2 as compared to 73.6 at December 31, 2005. This decrease is the result of continued increased collections during the six months ended June 30, 2006, subsequent to the relocation of our central business office operations to Texas.

A decrease in accounts payable and accrued expense resulted in a net use of cash of $2.1 million for the six months ended June 30, 2006 as compared to providing $8.8 million in the comparable period in 2005. This decrease is primarily the result of the timing of interest payments on the senior subordinated notes, which approximated $7 million during the six months ended June 30, 2006. Interest payments on the senior subordinated notes are paid semi-annually on the 15th of February and August.

Cash used in investing activities was $9.1 million for the six months ended June 30, 2006 as compared to $1.3 million in 2005. During the six months ended June 30, 2005, equipment purchased through capital lease financing was $4.7 million. During the six months ended June 30, 2006, we funded all equipment purchases using our available cash on hand and we used $4.5 million to purchase the land for the location of our new free-standing facility in the Milwaukee, WI market.

Cash used by financing activities for the three months ended June 30, 2006 was $5.7 million as compared to cash used of $3.0 million for the same period in 2005. Included in the $5.7 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, we had $253.1 million in senior term loans outstanding and borrowing availability of $75.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

Dated: August 14, 2006

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