Form 10-Q
period 2006-09-30
LifeCare Holdings, Inc.
filed 2006-11-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of November 1, 2006, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2006 (unaudited) and December 31, 2005

(In thousands)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$32,201	$19,843
Accounts receivable, net of allowance for doubtful accounts of $13,807 and $14,372 respectively	69,617	63,283
Estimated third-party payer settlements	—	8,267
Income taxes	7,035	17,380
Insurance proceeds receivable	—	7,000
Deferred income taxes	8,433	8,020
Other current assets	7,002	6,034

Total current assets	124,288	129,827
Property and equipment, net	68,823	61,100
Other assets	15,038	14,637
Identifiable intangibles, net	19,865	20,932
Goodwill	318,159	317,618

	$546,173	$544,114

Liabilities and Stockholder’s Equity
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	4,101	5,364
Estimated third-party payer settlements	3,943	—
Accounts payable	21,024	18,464
Accrued payroll	7,353	5,709
Accrued vacation	3,678	3,286
Accrued insurance	1,996	2,119
Accrued interest	1,827	6,594
Accrued other	3,108	3,212

Total current liabilities	49,580	47,298
Obligations under capital leases, excluding current installments	1,819	4,767
Long-term debt, excluding current installments	396,900	401,813
Accrued insurance	9,222	7,194
Deferred income taxes	12,019	14,539
Other noncurrent liabilities	6,678	2,411

Total liabilities	476,218	478,022

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value. 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	160,995	135,928
Accumulated deficit	(91,040)	(69,836)

Total stockholder’s equity	69,955	66,092

	$546,173	$544,114

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2006	Period from August 11, 2005 through September 30, 2005	Period from July 1, 2005 through August 10, 2005
Net patient service revenue	$77,437	$45,310	$40,227

Salaries, wages, and benefits	36,224	20,106	20,486
Stock compensation associated with merger	—	—	54,530
Supplies	8,027	4,423	3,587
Rent	4,714	2,332	2,169
Other operating expenses	19,297	10,113	10,189
Provision for doubtful accounts	1,326	755	662
Depreciation and amortization	2,948	1,867	686
Goodwill impairment charge	—	43,000	—
Long-lived asset impairment charges	—	803	—
Interest expense, net	8,502	5,517	344

Total expenses	81,038	88,916	92,653

Income (loss) before income taxes	(3,601)	(43,606)	(52,426)

Provision for income taxes	(215)	214	(18,817)

Net income(loss)	$(3,386)	$(43,820)	$(33,609)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2006	Period from August 11, 2005 through September 30, 2005	Period from January 1, 2005 through August 10, 2005
Net patient service revenue	$246,014	$45,310	$221,801

Salaries, wages, and benefits	108,575	20,106	93,853
Stock compensation associated with merger	—	—	54,530
Supplies	24,863	4,423	20,020
Rent	13,539	2,332	11,192
Other operating expenses	60,119	10,113	51,758
Provision for doubtful accounts	4,288	755	3,643
Depreciation and amortization	8,802	1,867	3,531
Goodwill impairment charge	24,600	43,000	—
Long-lived asset impairment charges	—	803	—
Insurance recovery	(5,333)	—	—
Interest expense, net	24,585	5,517	1,601
Gain on early extinguishment of debt	(1,329)	—	—

Total expenses	262,709	88,916	240,128

Income (loss) before income taxes	(16,695)	(43,606)	(18,327)

Provision for income taxes	4,509	214	(5,462)

Net income(loss)	$(21,204)	$(43,820)	$(12,865)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

For the nine months ended September 30, 2006

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2005	$—	$135,928	$(69,836)	$66,092
Equity compensation amortization	—	467	—	467
Settlement of purchase escrow	—	24,600	—	24,600
Net loss	—	—	(21,204)	(21,204)

Balance, September 30, 2006	$—	$160,995	$(91,040)	$69,955

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2006	Period From August 11, 2005 Through September 30, 2005	Period From January 1, 2005 Through August 10, 2005
Cash flows from operating activities:
Net loss	$(21,204)	$(43,820)	$(12,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	9,691	2,007	3,785
Provision for doubtful accounts	4,288	755	3,644
Impairment charges	24,600	43,803	—
Gain on early extinguishment of debt	(1,329)	—	—
Accrued interest on shares subject to mandatory redemption	—	—	733
Deferred income taxes	(2,933)	21,145	(23,149)
Equity compensation amortization	467	—	—
Changes in operating assets and liabilities:
Patient accounts receivable	(10,622)	(5,956)	(16,033)
Current income taxes	10,345	(19,462)	3,663
Insurance proceeds receivable	6,212	—	—
Prepaid expenses and other current assets	(967)	979	(134)
Other assets	(1,429)	147	(775)
Estimated third-party payer settlements	12,209	(1,202)	(596)
Accounts payable and accrued expenses	(398)	926	60,076
Other liabilities	6,295	732	2,038

Net cash provided by (used in) operating activities	35,225	54	20,387

Cash used in investing activities:
Merger transaction, net of cash acquired	—	(516,844)	—
Purchases of property and equipment	(16,000)	(48)	(2,915)
Insurance recoveries for property and equipment	788	—	—

Net cash used in investing activities	(15,212)	(516,892)	(2,915)

Cash flows used in financing activities:
Equity investment by Holdco	—	130,900	—
Proceeds from credit facility	—	255,000	—
Proceeds from senior subordinated notes	—	150,000	—
Deferred financing costs	—	(12,613)	—
Payments of notes payable and long-term debt	(3,443)	—	(11,773)
Payments on obligations under capital leases	(4,212)	(772)	(2,587)

Net cash provided by (used in) financing activities	(7,655)	522,515	(14,360)

Net increase (decrease) in cash and cash equivalents	12,358	5,677	3,112
Cash and cash equivalents, beginning of period	19,843	—	6,678

Cash and cash equivalents, end of period	$32,201	$5,677	$9,790

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$29,684	$2,227	$2,075
Net income taxes paid (received)	(3,251)	611	13,458
Noncash:
Equipment purchased through capital lease financing	—	543	5,526

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of annualized financial results.

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

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(b)	Stock Compensation

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

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, the Company accounted for its equity compensation using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation). The Company had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies. The Company continued to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares were modified, canceled or repurchased.

On August 10, 2006, the Company modified the exercise price of the options granted prior to the adoption of FAS 123(R). The exercise price of these options was lowered from $10 per share to $6 per share. No other changes were made to the terms and conditions of these options. As a result of this modification, the shares issued prior to the adoption of FAS 123(R) will now be accounted for under FAS 123(R) instead of APB Opinion No. 25.

Pursuant to FAS 123(R), the Company estimates the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted and the resulting fair value of awards modified during the nine months ended September 30, 2006 was $3.07 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, expected forfeiture rates of 20% to 50%, and a risk-free interest rate of 4.92%. Expected volatility was derived using data drawn from similar public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected forfeiture rates were based upon a review of the Company’s recent history and expectations as segregated between the

Company’s senior officers and other grantees. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 637,000 options granted during the three months ended September 30, 2006 (see note 7).

(c)	Income Taxes

For the three and nine months ended September 30, 2006, the income tax benefit recorded represented an annual effective rate of approximately 55%, excluding the impact of the $24.6 million of impairment charges and certain other adjustments. Based on recent taxable income trends during the three months ended September 30, 2006 along with revised projections through December 31, 2006, we now expect an annual effective rate of 55%. The effective rate in 2006 is higher primarily as a result of an increase in effective state income tax rates as increased interest expense is generally considered a parent company expense resulting in losses in certain states that do not benefit other states with income.

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

The original amount deposited into the contingent escrow accounts was $40.5 million. Through September 30, 2006, $29.6 million of the original amount had been settled and disbursed accordingly. It is anticipated that the remaining contingent issues will be resolved by June 2007.

(4)	Net Patient Service Revenue

The Company recognizes in its consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended September 30, 2006, the period from August 12, 2005 through September 30, 2005 and the period from July 1, 2005 through August 11, 2005 included increases/(decreases) of $(195), $314 and $0, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. For the nine months ended September 30, 2006, the period from August 12, 2005 to September 30, 2005 and the period from January 1, 2005 to August 11, 2005, increases/(decreases) of $(3,595), $314 and $1,340, respectively, were included in net revenues related to changes in estimates and settlements on prior year cost reports filed with the Medicare program.

(5)	Goodwill and Impairment Charges

Goodwill at December 31, 2005	$317,618
Additional purchase price allocation	24,600
Impairment charge	(24,600)
Adjustment in fair market value assigned to property and equipment	541

Goodwill at September 30, 2006	$318,159

The adjustment of $541 was recorded in connection with the Company’s continuing review of the allocation of purchase cost related to the Company’s Merger on August 11, 2005, as more fully discussed in note 2 to the Company’s audited financial statements for the year ending December 31, 2005. See note 3 for discussion regarding the additional purchase price allocation of $24.6 million.

As a result of the recent Medicare reimbursement changes as more fully discussed in note 11 that were effective on July 1, 2006, and our estimate of the impact of the changes on future cash flows, the Company reviewed the carrying value of its goodwill as of June 30, 2006. As a result of this review, an impairment charge of $24.6 million was recorded during the nine months ended September 30, 2006. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges. The Company performs its annual valuation of goodwill and identifiable intangibles annually as of December 31. Based upon the review to be performed as of December 31, 2006 and the actual impact of the Medicare reimbursement changes, additional goodwill impairment charges may be recorded.

Due to the impact of Hurricane Katrina on the Company’s New Orleans operations, the Company recorded impairment charges of $43.0 million related to goodwill and $1.1 million, less $0.3 million of insurance proceeds, for the write-down of long-lived assets, including leasehold improvements and furniture and equipment, for the period from August 11, 2005 to September 30, 2005. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges.

(6)	Long-Term Debt

Long-term debt at September 30, 2006 consists of the following:

Senior secured credit facility - term loan	$252,450
9 1/4% senior subordinated notes (“Notes”)	147,000

Total long-term debt	399,450
Current installments of long-term debt	(2,550)

Long-term debt, excluding current installments	$396,900

During the nine months ended September 30, 2006, the Company repurchased $3 million of its outstanding Notes for $1.53 million. This resulted in the Company recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

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

Other

Capitalized costs incurred in obtaining financing under the credit facility, including the revolving line of credit and the Notes, of $12,473 as of September 30, 2006, is being amortized over the terms of the related debt using the interest method. Amortization expense for capitalized financing costs was $354 and $889 for the three and nine months ended September 30, 2006, respectively. For the periods from August 12, 2005 to September 30, 2005, from July 1, 2005 to August 11, 2005, and from January 1, 2005 to August 11, 2005, the amortization expense for capitalized financing costs were $210, $65 and $271, respectively.

(7)	Stock Options

Successor Stock Option Plan

At September 30, 2006, there were 2,860,000 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-third each year thereafter.

Income for the three and nine months ended September 30, 2006, includes $287 and $468, respectively, of pre-tax compensation costs related to stock-based compensation arrangements. For the periods from August 12, 2005 to September 30, 2005, from July 1, 2005 to August 11, 2005, and from January 1, 2005 to August 11, 2005, income includes pre-tax compensation costs related to stock-based compensation arrangements of $0, $54,467 and $54,756, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2005	695,000	$10.00
Granted	637,000	6.00
Exercised	—	—
Forfeited	(294,000)	6.00
Expired	(20,000)	10.00

Balance at September 30, 2006	1,018,000	$6.00

At December 31, 2005, there were no stock options vested or exercisable. At September 30, 2006, there were 107,750 stock options vested and exercisable. All of these vested stock options were subject to the modification of the strike price as discussed further in note 2(b). As of the date of modification, the weighted average fair value was $2.93 per share. At September 30, 2006, the weighted average exercise price of the vested stock options was $6.00, the remaining weighted average contractual life was 8.86 years and the aggregate intrinsic value of the vested stock option shares was $40.

As of September 30, 2006, there was approximately $1,561 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately four years. At September 30, 2006, the weighted average remaining contractual life of outstanding options was 9.44 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the nine months ended September 30, 2006:

Number of Shares
Balance at December 31, 2005	160,000
Granted	—
Exercised	—
Forfeited	(25,000)
Repurchased	(5,000)

Balance at September 30, 2006	130,000

During the nine months ended September 30, 2006, certain restricted stock award holders resigned from the Company resulting in the forfeiture of 25,000 shares of restricted stock awards that were not vested. These restricted stock award holders had vested in 15,000 shares prior to their resignation. During the three months ended June 30, 2006, Holdings purchased 5,000 shares that had previously vested for $10 pursuant to the restricted stock award agreement. It is anticipated that Holdings will repurchase during the three months ended December 31, 2006, the remaining 10,000 shares that had been previously vested from one of the holders of restricted stock awards who resigned near the end of the three months ended September 30, 2006.

As of September 30, 2006, there was approximately $408 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately two years.

(8)	Insurance Recovery

We have recorded $13.2 million of insurance recoveries, including $7.0 million of business interruption recoveries and $0.9 million of asset loss recoveries during the year ended December 31, 2005 and $4.5 million of business interruption recoveries and $0.8 million of asset loss recoveries during the nine months ended September 30, 2006, related to the loss of our New Orleans operations during 2005. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina losses.

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

The Company undertakes various procedures to assure that its annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, the Company conducted an internal review of its previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, the Company made certain adjustments in 2003 to its previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (OIG), which reviewed the Company’s findings. On June 12, 2006, the Company entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that the Company continue to maintain its corporate compliance program, report certain events if they occur to the OIG and file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities.

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

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed licensed hospital. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. We have received no indication of how long the Attorney General’s office will take to complete its investigation or what actions the New Orleans District Attorney may take with respect to the Attorney General’s findings. At this time we cannot determine what, if any, impact this investigation ultimately may have on the Company. If we become a target of the investigation, it could have a material adverse effect on our business, operating results and financial condition.

We have been named as a defendant in various civil lawsuits and actions filed with the Louisiana Patient Compensation Fund by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases, plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients or present at Memorial Medical Center at the time of Hurricane Katrina. We intend to vigorously defend ourselves in these lawsuits; however, we cannot predict the ultimate resolution of these matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

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

Based upon our Medicare patient activity for the three months ended September 30, 2006, we have estimated that if these changes had been enacted on January 1, 2006, including updates to the wage indices for the geographic locations of our hospitals, our Medicare revenue for the six months ended June 30, 2006 would have been reduced by approximately 4.5%, or $5.4 million. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment as discussed previously. This is only an estimate of the effects of the final rule based upon three months of actual results. The actual impact of these reimbursement changes in subsequent periods could be materially different from our estimate.

On August 1, 2006, CMS issued its annual updates to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule will be effective for all Medicare discharges on or after October 1, 2006. CMS estimates these changes will result in reducing payments to LTAC providers by 1.3% based on the current reimbursement regulations that are in place. This reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. We are in the process of evaluating the impact that these recent changes will have on our Medicare net patient service revenue in future periods. Historically, however, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates. The actual impact of these reimbursement changes in subsequent periods could be materially different from CMS’s estimate.

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

(12)	Master Lease Agreement

On September 1, 2006, a newly formed subsidiary (“Tenant”) of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. (“Landlord”) to acquire and develop hospital facilities (“Facilities”). The Company granted Landlord the limited right and option, for a three-year period, to acquire or develop and subsequently lease Facilities to Tenant. Tenant will sublease each Facility to a wholly-owned subsidiary of Tenant (“Subtenant”) and the licensed operator of each Facility will be the Tenant or a Subtenant. The Lease provides for a maximum investment amount of $250 million.

The initial term of the Lease will be 15 years and the Tenant has one 15-year renewal option. Upon each addition of a Facility, the term will be extended to a date 15 years from the date of the addition. At the end of the term, the Tenant may exercise an option to purchase the Facilities at a price equal to the greater of the investment amount (which will include acquisition costs, development costs, renovation costs, closing cost and fees) or fair market value.

The initial rent for each Facility under the Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and is subject to an annual inflation adjustment. Lease payments will be secured by receivables, assignment of leases and rents, assignment of management agreements, subordination of management fess and distributions, and cross-default, as well as a second lien on personal property and equipment owned by the Tenant. The Lease contains customary covenants, representations and warranties.

For the three months ended September 30, 2006, the only activity pursuant to this Lease was the purchase by the Landlord of land for a new facility site in Boise, Idaho which we will lease upon completion of construction. We anticipate this facility will open during early 2008. In connection with this facility and in accordance with the terms of the Lease, we issued a $1.1 million letter of credit on September 1, 2006, payable to the Landlord utilizing capacity available for letters of credit under our revolving credit agreement.

The Tenant and any future subsidiaries established under Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9 1/4% Senior Subordinated Notes as discussed in note 6.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the accompanying notes. This discussion and analysis covers periods prior to (“Predecessor Periods”) and following (“Successor Periods”) August 11, 2005, the date of the Merger of Rainier Acquisition Corp. with and into LifeCare Holdings, Inc. (“LifeCare” or “Company”) and the financings related thereto (“Transactions”). Accordingly, the discussion and analysis of Predecessor Periods does not reflect the significant impact that Transactions have had and will have on us, including without limitation, increased leverage and debt service requirements and the impact of purchase accounting.

Company Overview

We are a leading operator of long-term acute care hospitals (“LTACHs”) in the United States. As of September 30, 2006 we operated 19 hospitals located in nine states, consisting of 13 “hospital within a hospital” facilities (46% of beds) and six freestanding facilities (54% of beds). Through these 19 long-term acute care hospitals, we operate a total of 894 licensed beds and employ approximately 2,800 people, the majority of whom are registered or licensed nurses and respiratory therapists. As discussed in more detail below, our three New Orleans hospitals were closed during the last week of August and will not re-open in their current facilities. The licensed beds for these hospitals are not included in the total number of facilities or licensed beds discussed above.

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

Recent Trends and Events

Impact of Hurricane Katrina

During the last week of August 2005 operations at our three New Orleans hospitals ceased as a result of Hurricane Katrina. The Chalmette campus, a hospital within a hospital, contained 37 licensed beds and was substantially damaged as a result of Hurricane Katrina. We will not be able to resume operations within the existing building. Our other two New Orleans locations were located within hospitals operated by Tenet Healthcare Corporation (“Tenet”). These facilities contained a combined 113 licensed beds. In November 2005, Tenet terminated the leases for these facilities effective December 15, 2005 due to the extensive physical damages sustained at these hospitals. We are evaluating whether our Medicare provider numbers and licenses for these three facilities can be used for alternative sites. To the extent we are able to relocate these facilities, we may have capital expenditure needs and will incur start-up costs associated with the relocation. At this time we do not yet know the amount of the capital expenditure requirements or start-up costs that we would incur if and when these operations are relocated. However, we expect that such costs would result in the new facilities sustaining losses at least in the short-term. We cannot determine the likelihood of being able to re-open hospitals in the New Orleans market.

For the three month and nine month periods ended September 30, 2005, including both the Successor and Predecessor periods, these three hospitals contributed $7.5 and $29.8 million, respectively, of our net revenues. As a result of the losses incurred in connection with Hurricane Katrina, we recorded impairment charges on long-lived assets and goodwill for the twelve months ended December 31, 2005 of $74.2 million. To date, we have received $13.2 million in insurance proceeds pursuant to the policies that in force at the time of the hurricane. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina related losses.

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. We have received no indication of how long the Attorney General’s office will take to complete its investigation or what actions the New Orleans District Attorney may take with respect to the Attorney General’s findings. At this time we cannot determine what, if any, impact this investigation ultimately may have on the Company. If we become a target of the investigation, it could have a material adverse effect on our business, operating results and financial condition.

We have been named as a defendant in various civil lawsuits and actions filed with the Louisiana Patient Compensation Fund by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients or present at Memorial Medical Center at the time of Hurricane Katrina. We intend to vigorously defend ourselves in these lawsuits; however, we cannot predict the ultimate resolution of these matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

Hospital Openings and Closings

During the last week of September 2005 we opened a new 39-bed hospital in West Chester, Pennsylvania. The hospital admitted its first patient in September 2005 and became certified by CMS as a LTAC hospital on April 1, 2006. We also opened a 62-bed satellite expansion hospital in McAllen, Texas during March 2005 and closed a 17-bed hospital in Milwaukee, Wisconsin at the end of November 2005.

During July 2006, we closed a 40-bed hospital within a hospital in Edinburg, Texas. We opened a 24-bed satellite hospital within a hospital in Shreveport, Louisiana during August 2006 and a 41-bed satellite hospital within a hospital in Pittsburgh, Pennsylvania during September 2006. The licensed beds at the Shreveport location were transferred internally among total licensed beds in the Shreveport market; therefore, there was no change in total beds as a result of this opening.

The assets formerly located in our Milwaukee and Edinburg hospitals are being used at other locations.

Regulatory Changes

Approximately 71.5% and 76.5% of our total net patient service revenue for the nine months ended September 30, 2006 and 2005, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of LTACH diagnosis related groupings, or DRGs. On May 2, 2006, CMS issued the final rules for LTACHs for fiscal 2007 that resulted in a reduction of our Medicare reimbursement effective July 1, 2006. Additionally, on August 1, 2006, CMS issued updates to the weighting of LTACH DRGs that will result in a further reduction of our Medicare reimbursement for all discharges on or after October 1, 2006. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

HIH Facility Admission Regulations

Based upon our historical host admission levels, the new HIH facility admission regulations will require transition plans for three of our thirteen HIH facilities, excluding our three New Orleans facilities. As a result of these new facility admission regulations, we are developing transition plans for the three impacted HIH facilities that include consolidating HIH facilities or relocating certain of these facilities to alternative settings, building new hospitals or buying freestanding facilities. The remaining ten HIH facilities include our new 39-bed hospital in Chester, Pennsylvania and our new 41-bed hospital in Pittsburgh, Pennsylvania. We expect both of these locations will operate below the 25% host hospital admission threshold.

With respect to our other eight HIH facilities, three currently operate below the 25% host hospital admission threshold, one qualifies for the Metropolitan Statistical Area-dominant (“MSA-dominant”) exemption and we believe that four qualify for grandfather treatment and are therefore currently exempt from this payment limitation. Two of the three facilities located in the New Orleans market were also grandfathered facilities and the third operated near the 25% host hospital admission threshold. We are uncertain at this time as to whether these two New Orleans facilities would retain their grandfather status if they were relocated to new sites. As a result of the phase-in of these rules, the HIH facility regulations had no effect on our 2005 financial results, and will have only a minimal impact on our 2006 financial results. In the second quarter of 2007, one of our HIH facilities will become subject to the 50% admission threshold. We believe that we will be able to adapt to the HIH facility regulations with minimal disruption to our business.

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

CMS has estimated that exclusive of the freeze of the federal rate for fiscal 2007, these changes will result in a decrease in Medicare reimbursement of 3.7% for LTACH providers. Based upon our Medicare patient activity for the three months ended September 30, 2006, we have estimated that if these changes had been enacted on January 1, 2006, including updates to the wage indices for the geographic locations of our hospitals, our Medicare revenue for the six months ended June 30, 2006 would have been reduced by approximately 4.5%, or $5.4 million. These are only estimates of the impact of the final regulations based upon three months of actual results. The actual impact in subsequent periods could be materially different from our estimates. Furthermore, our estimated impact does not include the effect of CMS’ proposed freeze of the 2007 federal rate at the 2006 level.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 71.5% and 76.5% of total net patient service revenue for the nine months ended September 30, 2006 and 2005, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

The annual cost reports are also subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports and often results in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended September 30, 2006, the period from July 1, 2005 through August 11, 2005, and the period from August 12, 2005 to September 30, 2005, included (decreases)/increases of $(195), $0 and $314, respectively, and (decreases)/increases of $(3,595), $1,340, and $314 for the nine months ended September 30, 2006, the period from January 1, 2005 to August 11, 2005, and the period from August 12, 2005 to September 30, 2005, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during the nine month period ended September 30, 2006 relates to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims and therefore resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

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

During the nine months ended September 30, 2006, we reviewed goodwill for impairment as the result of the finalization of the Medicare regulations issued on May 2, 2006, along with a $24.6 million increase in goodwill recorded in June 2006 related to the release of one of the Merger transaction escrows to the prior shareholders. Based upon the present value of projected future cash flows, we recorded an impairment charge of $24.6 million related to goodwill during the nine months ended September 30, 2006.

We are assessing the financial impact that the final regulations issued on May 2, 2006 and August 1, 2006 will have on our operations. It is possible that the actual impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, the Company accounted for its equity compensation using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for

Stock-Based Compensation). The Company had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies. As permitted by FAS 123(R), the Company continued to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares were modified, canceled or repurchased. During the three months ended September 30, 2006, the Company modified the exercise price of the options granted prior to the adoption of FAS 123(R). Accordingly, these options will now be accounted for under the provisions of FAS 123(R).

Results of Operations

We have reported our operating results and financial position for all periods subsequent to August 11, 2005, as Successor Periods and all periods prior to August 11, 2005, as Predecessor Periods. For purposes of presenting a comparison of our 2005 results to the 2006 periods, we have presented our 2005 results as the mathematical addition of our operating results for the Predecessor Period from January 1, 2005 or July 1, 2005, as applicable, through August 10, 2005 and our operating results for the Successor Period from August 11, 2005 to September 30, 2005. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis.

	Three Months Ended September 30		Nine Months Ended September 30
	Successor 2006	2005	Successor 2006	2005
Net patient service revenue	$77,437	$85,537	$246,014	$267,111
Salaries, wages and benefits	36,224	40,592	108,575	113,959
Stock compensation associated with merger	—	54,530	—	54,530
Supplies	8,027	8,010	24,863	24,443
Rent	4,714	4,501	13,539	13,524
Other operating expenses	19,297	20,302	60,119	61,871
Provision for doubtful accounts	1,326	1,417	4,288	4,398
Depreciation and amortization	2,948	2,553	8,802	5,398
Goodwill impairment charges	—	43,000	24,600	43,000
Long-lived asset impairment charges	—	803	—	803
Insurance recovery	—	—	(5,333)	—
Interest expense, net	8,502	5,861	24,585	7,118
Gain on early extinguishment of debt	—	—	(1,329)	—

Total expenses	81,038	181,569	262,709	329,044

Income (loss) before income taxes	(3,601)	(96,032)	(16,695)	(61,933)
Provision for income taxes	(215)	(18,603)	4,509	(5,248)

Net income (loss)	$(3,386)	$(77,429)	$(21,204)	$(56,685)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented. The data for the Successor Period as been combined with the data for the Predecessor Period as discussed above.

	Three Months Ended September 30		Nine Months Ended September 30
	Successor 2006	2005	Successor 2006	2005
Number of hospitals within hospitals (end of period)	13	13	13	13
Number of freestanding hospitals (end of period)	6	6	6	6
Number of total hospitals (end of period)	19	19	19	19
Licensed beds (end of period) (1)	894	910	894	910
Average licensed beds (1)	867	984	884	995
Admissions	2,033	2,270	6,219	7,071
Patient days	55,327	59,083	170,453	184,670
Occupancy rate	69.4%	65.3%	70.6%	68.0%
Percent net patient service revenue from Medicare	72.0%	76.6%	71.5%	76.5%
Percent net patient service revenue from commercial payors and Medicaid (2)	28.0%	23.4%	28.5%	23.5%
Net patient service revenue per patient day	$1,400	$1,431	$1,443	$1,426

(1)	The licensed beds and end of period and average licensed beds above include the three New Orleans hospitals and 17-bed facility in Milwaukee that were closed during 2005 and the Edinburg 40-bed facility that was closed in 2006 for the period of time prior to closure.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Overview

In March 2005, we expanded our licensed beds in McAllen, Texas through the addition of a 62-bed freestanding site. In September 2005, we opened a new 39-bed hospital in West Chester, Pennsylvania. This facility became certified by CMS as a LTAC hospital on April 1, 2006. Additionally, we elected not to renew our lease related to a 17-bed HIH in Milwaukee, Wisconsin effective November 2005. During 2006, we closed a 40-bed facility in Edinburg, Texas in July, we opened a 24-bed satellite facility in Shreveport, Louisiana in late August and we opened a 41-bed satellite facility in Pittsburgh, Pennsylvania in late September. The beds at the Shreveport facility were reallocated from our existing total licensed beds in the Shreveport market; therefore, this opening did not result in new total beds.

On August 11, 2005, we consummated the Transactions, including the related financing. We have allocated the purchase price based upon the fair values of the assets acquired and the liabilities assumed.

During the last week of August 2005 we evacuated our three hospitals in New Orleans as a result of Hurricane Katrina. We have not resumed patient service operations since the evacuation, and will not re-open these hospitals at their previous locations. For the three and nine month periods ended September 30, 2006, our New Orleans operations resulted in income/(loss) before taxes of $(0.2) million and $3.8 million, respectively, as the result of expenses incurred, which were primarily related to salaries and benefits for remaining employees, legal expenses, and asset and record recovery expenses offset by insurance recoveries of $5.3 million. For the same three and nine month periods in 2005, including both the Successor and Predecessor periods, our three New Orleans hospitals had combined net revenues of $7.5 million and $29.8 million, respectively, and earnings/(loss) before taxes of $(0.2) million and $4.0 million, respectively.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenues

Our net patient service revenue decreased by $8.1 million, or 9.4%, for the three months ended September 30, 2006, to $77.4 million from $85.5 million for the comparable period in 2005. Our net patient service revenues for the three New Orleans hospitals decreased by $7.5 million in 2006 as compared to 2005 as a result of the closure of these locations. Patient days in 2006 were 3,756 less, or 6.3% less, than the same period in 2005. Our New Orleans hospitals had 4,836 patient days during the three month period ended September 30, 2005.

Exclusive of the decrease in net patient service revenue attributable to the New Orleans market, our net patient service revenue at our other hospitals decreased by $0.6 million in the 2006 period to $77.4 million from $78.1 million during the same period in 2005. This decrease was comprised of a $1.6 million favorable benefit from an increase in patient days offset by a $2.2 million unfavorable benefit from a decrease in the rate per patient day. Patient days at our facilities exclusive of New Orleans were 1,080 greater for the three months ended September 30, 2006 as compared to the same period in 2005. This increase in patient days was partially attributable to the expansion of our operations into the West Chester, Pennsylvania market as discussed previously.

During the three months ended September 30, 2006, our net patient service revenue per patient day was $1,400 as compared to $1,439 per patient day for the same period in 2005, exclusive of the New Orleans operations, which represents a decrease of 2.7%. This decrease on a per patient day basis was primarily the result of the unfavorable reimbursement changes implemented by CMS for all discharges on or after July 1, 2006, as discussed previously, partially offset by an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients. Net patient service revenues on a per patient day basis from commercial payors are generally higher than those realized from Medicare as a result of the higher case mix indexes of the commercial patients as compared to our overall Medicare patient population.

Total Expenses

Total expenses decreased by $100.6 million to $81.0 million for the three months ended September 30, 2006 as compared to $181.6 million for the comparable period in 2005. Included in the expenses for the 2005 period are impairment charges of $43.8 million related to goodwill, identifiable intangibles and long-lived assets and $60.7 million in expenses associated with the Transactions, including $54.5 million of stock compensation expense related to the Transactions. For the three months ended September 30, 2006 our New Orleans operations had total expenses of $0.2 million as compared to $7.2 million during the same period in 2005. Exclusive of the impairment charges, Transaction related expenses and expenses attributable to our New Orleans operations, total expenses increased by $10.9 million to $80.8 million for the three months ended September 30, 2006 from $69.9 million for the three months ended September 30, 2005.

Of this $10.9 million increase in total expenses, approximately $3.8 million was attributable to an increase in net interest expense and $0.5 million was attributable to an increase in depreciation and amortization expense. The increase in net interest expense was the result of the additional borrowings that occurred in connection with the Transactions during 2005. Depreciation and amortization expense increased during the three month period ended September 30, 2006 primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions and amortization expense recorded on the identifiable intangible assets established as a result of the Transactions.

The remaining $6.6 million of the total $10.9 million increase was the result of a combination of the increase in patient days of 1,080 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2006 period as compared to the same period in 2005.

Income Tax Expense

For the three months ended September 30, 2006, the 6% income tax benefit recorded is based on an annual effective rate of approximately 55%, as compared to an effective rate of 35.6% for the same period in 2005, excluding the impact of the $43.8 million impairment charges. Based on recent taxable income trends during the three months ended September 30, 2006 along with revised projections through December 31, 2006, we now expect an annual effective rate of 55%. The effective rate in 2006 is higher primarily as a result of an increase in effective state income tax rates as increased interest expense is generally considered a parent company expense resulting in losses in certain states that do not benefit other states with income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenues

Our net patient service revenue decreased by $21.1 million, or 7.9%, for the nine months ended September 30, 2006, to $246.0 million from $267.1 million for the comparable period in 2005. Our net patient service revenues for the three New Orleans hospitals decreased by $29.9 million in 2006 as compared to 2005 as a result of the closure of these locations. Patient days in 2006 were 14,217 less, or 7.7% less, than the same period in 2005. Our New Orleans hospitals had 20,861 patient days during the nine month period ended September 30, 2005.

Exclusive of the decrease in net patient service revenue attributable to the New Orleans market, our net patient service revenue at our other hospitals increased by $8.8 million in the 2006 period to $246.1 million from $237.3 million during the same period in 2005. This increase was comprised of a $9.6 million favorable benefit from an increase in patient days and a $4.5 million favorable benefit from increased rate per patient day, offset by a net decrease of $5.3 million for adjustments related to previously filed cost reports. Patient days at our facilities exclusive of New Orleans were 6,644 greater for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets partially offset by the reduction in beds in the Edinburg, Texas market as discussed previously.

During the nine months ended September 30, 2006, we recorded a reduction in net patient service revenue of $3.6 million whereas during the nine months ended September 30, 2005, we recorded an increase in net patient service revenue of $1.7 million related to changes in estimates and settlements on cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during the nine months ended September 30, 2006 relates to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

During the nine months ended September 30, 2006, our net patient service revenue per patient day as reported was $1,443. However, exclusive of the cost report reimbursement adjustment discussed previously, the net patient service revenue per patient day was $1,463, which represented an increase of 1.9% compared to the same period in 2005, exclusive of the New Orleans operations and the prior year cost report reimbursement adjustment. This increase on a per patient day basis was primarily the result of an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients offset by the unfavorable impact of the reimbursement changes implemented by CMS for all discharges on or after July 1, 2006, as discussed previously.

Total Expenses

Total expenses decreased by $66.3 million to $262.7 million for the nine months ended September 30, 2006 as compared to $329.0 million for the comparable period in 2005. Included in the expenses for the 2006 period is an impairment charge of $24.6 million related to goodwill as discussed previously and a gain of $1.3 million related to the early extinguishment of debt. Included in the expenses for the 2005 period are impairment charges of $43.8 million and Transaction related expenses of $62.1 million, including $54.5 million stock compensation expense associated with the Transaction. For the nine months ended September 30, 2006 our New Orleans operations had total expenses of $(3.9) million as compared to $23.5 million during the same period in 2005. Included in the New Orleans expenses for the nine months ended September 30, 2006 is a credit of $5.3 million related to the recording of additional insurance proceeds during this period. Exclusive of the goodwill impairment charges, the gain on early extinguishment of debt, Transaction related expenses and net expenses attributable to our New Orleans operations, total expenses increased by $43.7 million to $243.3 million for the nine months ended September 30, 2006 from $199.6 million for the nine months ended September 30, 2005.

Of this $43.7 million increase in total expenses, approximately $18.6 million was attributable to an increase in net interest expense and $3.6 million was attributable to an increase in depreciation and amortization expense. The increase in net interest expense was the result of the additional borrowings that occurred in connection with the Transactions during 2005. Depreciation and amortization expense increased during the nine month period ended September 30, 2006 primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions and amortization expense recorded on the identifiable intangible assets established as a result of the Transactions.

The remaining $21.5 million of the total $43.7 million increase was the result of a combination of the increase in patient days of 6,644 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2006 period as compared to the same period in 2005.

Gain on early extinguishment of debt for the nine months ended September 30, 2006 was the result of our repurchasing $3 million in face of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Income Tax Expense

For the nine months ended September 30, 2006, we recorded income tax expense of $4.5 million which represented an annual effective rate of approximately 55%, excluding the impact of the $24.6 million impairment charge and certain other adjustments, as compared to an income tax benefit of $5.2 million for the same period in 2005, which represented an effective rate of 28.9%, excluding the impact of the $43.8 million impairment charges. As discussed previously, the effective rate in 2006 is higher primarily as a result of an increase in effective state income tax rates as increased interest expense is generally considered a parent company expense resulting in losses in certain states that do not benefit other states with income.

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

At September 30, 2006, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $252.4 million term loan facility with a maturity of seven years, (ii) capital lease obligations of $5.9 million with varying maturities, and (iii) a $75.0 million revolving credit facility, including sub-facilities for letters of credit and swingline loans, with a maturity of six years. The full amount available under the term loan facility was used in connection with the Transactions. During the nine months ended September 30, 2006 we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt, net of write-off of capitalized financing costs, of approximately $1.3 million during this period.

After the Transactions, we are significantly more leveraged than we were prior to the Transactions. The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans are currently (1) 1.25% for alternate base rate revolving loans, (2) 2.25% for adjusted LIBOR revolving loans, (3) 1.25% for alternate base rate term loans and (4) 2.25% for adjusted LIBOR term loans. These margins are subject to reduction beginning after delivery of financial statements for the first full fiscal quarter completed after closing based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility). At September 30, 2006, the interest rate applicable to the $252.4 million under our term loan facility was 7.58%.

We believe that our cash on hand, internally generated cash flows and borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, capital expenditure needs and meet our debt service requirements for at least the next twelve months.

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $15 million during the remainder of 2006 based on our current plans. These expenditures will relate to the transition plans for facilities affected by the new 25% host hospital admission threshold regulations, market expansion opportunities, investment in information technology enhancements, and facility maintenance requirements.

Historical Cash Flow

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30
	Successor 2006	Predecessor 2005
Net cash provided by (used in) operating activities	$35,225	$20,441
Net cash used in investing activities	(15,212)	(519,807)
Net cash provided by (used in) financing activities	(7,655)	508,155

For the nine months ended September 30, 2006, operating activities provided $35.2 million of cash as compared to cash provided by operating activities of $20.4 million for the comparable period in 2005.

During the nine months ended September 30, 2006 income taxes paid and received resulted in a net receipt of $3.3 million primarily due to the receipt of $12.4 million related to a refund of 2005 federal income payments. This tax benefit was the result of expenses recorded related to the Transactions during the year ended December 31, 2005. Additionally, during the nine months ended September 30, 2006, we received $7.0 million in business interruption proceeds that were recorded as a receivable at December 31, 2005 as a result of the impact of Hurricane Katrina on our New Orleans operations.

Accounts receivable increased by $10.6 million for the nine months ended September 30, 2006 as compared to an increase of $22.0 million for same period during 2005. Days of net patient service revenue in accounts receivable at September 30, 2006 had increased to 82.7 as compared to 73.6 at December 31, 2005. This increase was primarily the result of the 9-day claims processing hold by CMS for all providers effective for the final 9 days of September 2006 in addition to the timing of periodic interim payments we receive from Medicare.

Cash used in investing activities was $15.2 million for the nine months ended September 30, 2006 as compared to $519.8 million in 2005. The cash used in 2005 was primarily related to the Transactions. Also during the nine months ended September 30, 2005, equipment purchased through capital lease financing was $6.1 million. During the nine months ended September 30, 2006, we funded all equipment purchases using our available cash on hand. Additionally, we used $5.8 million to purchase the land and fund initial construction for our new free-standing facility in the Milwaukee, WI market and have used $3.4 million to fund initial construction for our new free-standing facility in the San Antonio, Texas market.

Cash used by financing activities for the nine months ended September 30, 2006 was $7.7 million as compared to cash provided by financing activities of $508.2 million for the same period in 2005. Included in the $7.7 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes. The sources of cash flow from financing activities in the 2005 period were substantially a result of the borrowings and equity investments made to finance the Transactions. The uses of cash in the 2005 period financing activities was substantially to repay certain of our debt obligations as of the date of the Transactions and pay deferred financing cost associated with the Transactions.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, we had $252.4 million in senior term loans outstanding and borrowing availability of $75.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls in the third quarter.

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

Dated: November 14, 2006

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