Form 10-K
period 2006-12-31
LifeCare Holdings, Inc.
filed 2007-04-02
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File No. 333-133319

LifeCare Holdings, Inc.

Delaware	51-0372090
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5560 Tennyson Parkway Plano, Texas	75024
Address	Zip Code

(469) 241-2100

Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

As of March 31, 2007, the registrant had 100 shares of common stock, at value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART 1

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in government reimbursement for our services may have an adverse effect on our future revenues and profitability including, for example, the changes described under “Regulatory Changes”;

•	the failure to maintain compliance with our covenants could be costly or have a material adverse effect on our company;

•	the amount of outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness may limit our operating and financial flexibility;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification could cause our revenues and profitability to decline;

•

the adoption by Medicare of new restrictive criteria regarding the types of patients that may be admitted to our facilities or new payment methods for long-term acute care hospitals may cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•

implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions may result in increased costs;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectibility of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas make us sensitive to economic, regulatory, environmental and other developments in this state;

•

the effect of legal actions or other claims associated with the Louisiana Attorney General’s investigation or other circumstances arising from Hurricane Katrina could subject us to substantial liabilities; and

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of this prospectus.

For a discussion of those and other factors affecting our business, see the section captioned “Risk Factors” under Item 1A of this report.

Item 1.	BUSINESS

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care hospitals in the United States. As of December 31, 2006, we operated 20 hospitals located in nine states, consisting of 12 “hospital within a hospital” long-term acute care facilities (42% of beds) and eight freestanding facilities (58% of beds). Through these 20 long-term acute care hospitals, we operate a total of 926 licensed beds and employ approximately 2,700 full-time and part-time people, the majority of whom are registered or licensed nurses and respiratory therapists.

We believe we have developed a reputation for excellence in providing treatment for patients with complex medical needs requiring extended treatment. Our patients have serious medical conditions such as respiratory failure, chronic pulmonary disease, nervous system disorders, infectious diseases and severe wounds. They generally require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their serious medical conditions, our patients are generally not clinically appropriate for admission to a skilled nursing facility or inpatient rehabilitation facility. By combining general acute care services with a focus on long-term treatment, we believe that our hospitals provide medically complex patients with better and more cost-effective outcomes.

On August 11, 2005, we consummated an acquisition pursuant to which Rainier Acquisition Corp., a Delaware corporation formed by investment funds associated with The Carlyle Group and certain members of our management and board of directors, merged with and into our company, with our company continuing as the surviving corporation. The funds necessary to consummate the acquisition were approximately $552.0 million, including approximately $512.2 million to pay the then current stockholders and option holders, approximately $10.7 million to repay existing indebtedness and approximately $29.1 million to pay related fees and expenses. The effective date of the merger was August 11, 2005. We refer to this acquisition and related financings as the “Transactions.”

In connection with the Transactions, we borrowed $255.0 million under a new senior credit facility and issued $150.0 million principal amount of outstanding senior subordinated notes. We also entered into a revolving credit facility that provided up to $75.0 million of borrowing capacity. To date, we have made no borrowings pursuant to the revolving credit facility.

Industry Overview

A long-term acute care hospital serves patients with serious and complicated illnesses or injuries requiring extended hospitalization. Long-term acute care hospitals are specifically designed to accommodate such patients and provide them with a higher level of care than a skilled nursing facility or an inpatient rehabilitation facility, each of which is often incapable of treating and delivering the same outcome as a long-term acute care hospital. Patients are typically referred to a long-term acute care hospital from a general acute care hospital.

To qualify as a long-term acute care hospital under Medicare, the Centers for Medicare & Medicaid Services, or CMS, requires that a hospital have an inpatient average length of stay greater than 25 days for Medicare patients. CMS estimates that there are over 369 long-term acute care hospitals in the United States and that Medicare reimbursement to long-term acute care hospitals will be approximately $5.27 billion in the year beginning July 1, 2006. There are two general business models for operating long-term acute care hospitals, “hospital within a hospital,” or HIH, facilities and freestanding facilities. The HIH model refers to facilities that lease space from a general acute care, or host, hospital but are independently licensed and operated, while freestanding long-term acute care facilities are not located in or on the campus of a general acute care hospital. In general, HIH facilities are much less expensive to develop than freestanding facilities, but they are typically smaller and subject to increased regulatory scrutiny by CMS to ensure their independence from their host hospitals.

Our Competitive Strengths

We believe the following strengths serve as a foundation for our strategy:

Leading market position supported by strong clinical reputation. We were founded in 1993 by a clinician who recognized an opportunity to provide patients requiring acute care with better sustained treatment than they were receiving in general acute care hospitals. As a result, from the outset we have had a strict commitment to providing quality medical care to patients with complex medical conditions. With this strong clinical focus, we have grown to become a leading operator of long-term acute care hospitals in the United States. We believe this approach and our strong market position help us to attract patients, quality doctors and staff, aid us in our marketing efforts to payors and referral sources and facilitate our efforts in negotiating favorable payor contracts.

Expertise treating patients with the highest acuity levels. We believe we have developed an expertise and a reputation for excellence in providing treatment for patients with the most severe and complex acute care needs. Generally, the treatment of patients with more complex diagnoses also generates higher reimbursement rates and higher margins for the treatment provider. Additionally, we believe that these strengths better position us to take advantage of the potential changes in regulations that are presently contemplated by CMS.

Experienced management team. Members of our management team were engaged in the for-profit long-term acute care hospital industry in its earliest stages and have extensive healthcare experience. Together our senior management team’s collective experience in the long-term acute care hospital industry and their proven ability to effectively identify new opportunities and develop new facilities will be of great value as we continue to implement our strategic plan.

Substantial equity investment by experienced private equity firm. We are controlled by investment funds associated with The Carlyle Group, which together with members of senior management invested approximately $170.7 million of equity to acquire us. The Carlyle Group is a leading, global private equity firm with approximately $54.5 billion under management and with extensive experience investing in a collection of portfolio companies across various sectors of the healthcare industry including services, payors, medical devices and products and pharmaceuticals. The Carlyle Healthcare Group includes 16 investment professionals worldwide with experience investing in highly regulated healthcare businesses at stages of development from early-stage venture investments to leveraged acquisitions.

Our Strategy

The primary components of our business strategy include the following:

Continued focus on increasing the overall acuity of our patients. We are continuing to develop strategies for increasing the overall acuity of our patients especially related to ventilator dependent patients and patients who require significant wound care treatment protocols. This strategy has included identifying opportunities to increase in certain of our hospitals the capacity to treat these higher acuity patients through the addition of intensive care or high observation rooms, special procedure rooms, and certain diagnostic equipment.

Growth through internal development and selective acquisitions. We are implementing initiatives at certain of our existing hospitals to increase capacity and improve operating efficiencies. These initiatives include expanding existing facilities to increase capacity, expanding or relocating operations to new buildings and developing or acquiring new freestanding facilities. We may also selectively develop or acquire other specialized hospitals where we see opportunities for attractive returns on our investments. We plan to adhere to selective criteria in our acquisition analysis and seek to acquire facilities for attractive valuations. We plan to increase margins at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized staffing models and resource management programs.

Provide high quality care and service. We believe that our focus on quality care and service has established brand loyalty, which allows us to maintain and strengthen our relationships with physicians and payors. To effectively address the high acuity of our patients’ medical conditions, we have developed three primary areas of focus and expertise: ventilator management and weaning, wound management and multi-system diagnosis management. We have implemented specific staffing models that are designed to provide patients access to the necessary level of clinical attention. The quality of the patient care we provide is continually monitored using several measures, including patient, payor and physician satisfaction, as well as clinical outcomes.

Maintain compliance and financial results at our HIH facilities. We expect the regulations affecting the percentage of patients that can be admitted to an HIH facility from its host hospital without incurring a payment reduction will require a transition plan for three of our 12 existing HIH facilities. These three facilities have 9.7% of our licensed beds. Our transition plan includes relocating two of our facilities to new locations that are currently under construction with scheduled completions during the first half of 2007. We are still evaluating potential relocation opportunities for the third location. For the third hospital, we believe there is sufficient time during the phase-in period of the regulatory changes to meet the requirements of the new HIH facility regulations prior to any potential adverse effect of the regulations.

Increase higher-margin commercial volume. We typically receive higher reimbursement rates from commercial payors than we do from the federal Medicare program. As a result, we work to expand relationships with payors to increase the volume of patients covered by commercial insurers. We believe that commercial payors seek to contract with our hospitals because we offer patients high quality and cost-effective care. Our mix of commercial payors has increased every year since 2002.

Enhancement of Operating Efficiency and Effectiveness. We are continually seeking to improve the cost effectiveness of our hospital and corporate operating environment while assuring we maintain the highest quality of patient care and establish an infrastructure that will be capable of executing our strategic plans. The initiatives we are focused on are:

•	The standardization of our various facility and corporate processes.

•	Enhancement of our information technology applications.

•	Standardization of our facility staffing to assure we can adjust staffing levels based upon changes in patient acuity and our patient census levels.

•	Development of formal hiring and training programs to assure we attract and retain a highly qualified workforce.

•

Continuing to identify opportunities to consolidate certain administrative functions. We currently have centralized functions such as financial reporting, payroll, legal, reimbursement, compliance and human resources.

•	Entering into corporate wide contracts to purchase hospital supplies pursuant to group purchasing contracts.

Attracting and Retaining Quality Physicians to Practice in Our Hospitals. Our ability to maintain a high quality clinical setting is in part dependent on the recruitment and retention of physicians with excellent credentials. The confidence our referral sources have in our ability to deliver quality patient care is often dependent on the quality of the medical staff that practices in our hospitals. We attempt to identify physicians who have excellent credentials and are respected within the medical community in each of our existing markets. This core group of physicians then assists our hospital staff in recruiting other physicians.

Maintaining Strong Relationships with Referral Sources. Our patients are transferred from other healthcare settings once they are medically stable and have been determined to be appropriate for receiving clinical care in a long-term acute care hospital setting. We receive most of our patient referrals from discharge planners at other healthcare facilities, physicians and managed care organization case managers. As a result, we have clinical liaisons and case managers who focus on maintaining strong relationships, with these various referral sources. Specifically our liaisons and case managers utilize face-to-face interaction and case studies to educate these referral sources on the clinical benefits of LifeCare’s programs as well as to encourage early interventions and the transfer of medically complex patients to our hospitals. We also utilize our corporate managed care resources to interact with managed care professionals on the clinical and cost effective benefits of our treatment protocols.

Hospital Operations

Our hospitals provide long-term acute care services to patients with serious and often complex medical conditions. Our hospitals have the capability to treat patients who suffer from conditions such as respiratory failure, chronic pulmonary disease, nervous system disorders, infectious diseases and non-healing wounds. These conditions require a high level of monitoring and specialized care yet may not necessitate the continued services of an intensive care unit. Due to their serious medical conditions, these patients are not clinically appropriate for admission to a skilled nursing facility or inpatient rehabilitation facility.

Referral Process

Our patients are admitted to our facilities primarily from general acute care hospitals. Patients are typically referred to us by physicians, payor case managers and community hospital discharge planners. Our facility administrators and marketing staff execute marketing and strategic plans directed at these referral sources. At each of our facilities, these efforts are under the direction of the facility administrator with significant support from our regional and corporate staff. Our hospital marketing staff works with specific doctors, community hospital discharge planners and payor case managers to educate these referral sources on the clinical benefits of our programs and to encourage appropriate early intervention and transfer of medically complex patients.

Hospital Patient Admission

When a patient is referred to one of our facilities, a nurse liaison performs a clinical evaluation to determine the care required and whether the patient meets our medical necessity criteria. Based on the determinations reached in this clinical evaluation, an admission decision is made by the attending physician.

Upon admission, a transdisciplinary team reviews a new patient’s condition. The transdisciplinary team is comprised of a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. A case manager, the vast majority of whom are registered nurses, coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s staff when appropriate. The case manager communicates progress, resource utilization and treatment goals between the patient, the treatment team and the payor. The transdisciplinary team works with the attending physician throughout the patient’s hospital stay to make any necessary modification to the patient’s care plan during the stay, with the goal of achieving the optimal clinical outcome.

Quality Assessment and Improvement

We maintain an outcomes program that includes a pre-admission evaluation program and concurrent review of all of our patient population against utilization and quality screenings, as well as quality of outcomes data collection and patient and family satisfaction surveys. In addition, each of our hospitals has an integrated quality assessment and improvement program administered by a quality review manager that encompasses quality improvement, infection control and risk management. Our objective in these programs is to ensure that patients are appropriately admitted to our hospitals and that we render to our patients quality healthcare in a cost-effective manner.

We have implemented a program whereby our hospitals will be reviewed annually by internal quality auditors for compliance with standards of The Joint Commission, a non-profit organization that evaluates and accredits healthcare organizations in the United States. The purposes of this internal review process are to (i) ensure ongoing compliance with industry recognized standards for our hospitals, (ii) assist management in analyzing each hospital’s operations and (iii) provide consulting and educational opportunities for each hospital to identify opportunities to improve patient care.

Facilities

As of December 31, 2006, we had 12 HIH facilities and eight freestanding facilities. We lease all of our long-term acute care hospital facilities except for two owned freestanding hospitals. We generally seek a ten-year lease for our long-term acute care hospitals, with one or more five-year renewal options.

The following table lists our hospital facilities as of December 31, 2006:

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Existing Facilities
Colorado Acute Specialty Care Hospital	Denver, Colorado	Freestanding	24	Leased
LCH—Doctor’s Hospital (1)	Shreveport, Louisiana	HIH	19	Leased
LCH—Linwood Ave	Shreveport, Louisiana	Freestanding	65	Leased
LCH—Pierremont	Shreveport, Louisiana	HIH	22	Leased
LCH—Willis-Knighton	Shreveport, Louisiana	HIH	24	Leased
LCH of Chester County	West Chester, Pennsylvania	HIH	39	Leased
LCH of Dayton	Miamisburg, Ohio	HIH	44	Leased
LCH of Milwaukee	Milwaukee, Wisconsin	HIH	35	Leased
LCH of North Carolina	Rocky Mount, North Carolina	HIH	50	Leased
LCH of North Texas—Dallas	Dallas, Texas	Freestanding	64	Leased
LCH of North Texas—Fort Worth	Fort Worth, Texas	Freestanding	70	Owned
LCH of Pittsburgh	Pittsburgh, Pennsylvania	Freestanding	155	Owned
LCH of Pittsburgh—North	Pittsburgh, Pennsylvania	HIH	41	Leased
LCH of Plano	Plano, Texas	Freestanding	66	Leased
LCH of San Antonio	San Antonio, Texas	HIH	34	Leased
LCH of South Texas—North	McAllen, Texas	Freestanding	32	Leased
LCH of South Texas—McAllen	McAllen, Texas	Freestanding	62	Leased
LCH of West Michigan	Muskegon, Michigan	HIH	20	Leased
Tahoe Pacific Hospital—Meadows	Reno, Nevada	HIH	39	Leased
Tahoe Pacific Hospital—West	Reno, Nevada	HIH	21	Leased

Total Facilities 20			926

(1)	The Doctor’s Hospital facility in Shreveport, Louisiana was closed during the first quarter of 2007.

In addition, we lease our non-hospital facilities, including our corporate headquarters, which is located in Plano, Texas, and several other spaces related to administrative and operational support functions. We believe that our existing facilities are suitable to conduct our operations.

Employees

As of December 31, 2006, we employed approximately 2,700 people throughout the United States.

Professional Staff

Each of our hospitals is staffed with a transdisciplinary team of healthcare professionals. A professional nursing staff trained to care for long-term acute patients is on duty 24 hours each day in our hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists and case managers.

Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the patients. Each patient is visited at least once a day by a physician. Our credentialed physicians typically practice in specialties such as critical care, internal medicine, pulmonary medicine, cardiology, hematology, nephrology, infectious diseases, oncology, endocrinology, psychiatry, surgery and wound care.

The physicians at our hospitals generally are not our employees and may also be members of the medical staff at other hospitals. Generally, we do not enter into exclusive contracts with these physicians to provide services for our patients. We enter into administrative agreements with physicians to provide administrative support and clinical oversight of our clinical programs.

Centralized Management and Operational Oversight

A hospital administrator supervises and is responsible for the day-to-day operations at each of our hospitals. In addition, the majority of our hospitals employ a chief clinical officer to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. Our headquarters provides services in the areas of system design and development, training, human resource management, payroll, reimbursement expertise, legal advice, accounting support, centralized billing, insurance/risk management services, managed care expertise, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each of our hospitals. We have standardized operating procedures, and we monitor our hospitals to assure consistency of operations.

We also employ a series of checks and balances designed to ensure that management and operational decisions at our facilities are made while considering our patients’ best interests. We have developed a system to monitor operating metrics, such as nursing hours per patient day and non-clinical staff metrics, at each of our facilities. This monitoring includes a review of clinical staffing levels and measures time devoted to our patients against goals set by management. Our aim is to ensure that we are providing the right staffing and other resources to match our patients’ acuity levels.

Payor Relationship Management

It is important to our business to be able to establish relationships with commercial healthcare payors and to maintain our reputation with those payors as a provider of acute care. Our staff includes persons with expertise in the field of payor contracting and rate modeling. These professionals negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Some payor organizations attempt to obtain discounts from established hospital charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at expensive rates at other types of facilities. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations varies among markets, depending on such factors as the number of commercial payors and their relative market strength.

Competition

We compete on the basis of pricing, location, the quality of services we provide and the clinical outcomes we achieve. The primary competitive factors in the long-term acute care hospital industry include location, quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate long-term acute care hospitals that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare, Inc. and Select Medical Corporation. Some of these operations have greater financial resources and longer operating histories than we do. In addition, in each of our markets there are general acute care hospitals that provide services similar to those we provide.

Government Regulations

General

The healthcare industry is required to comply with many laws and regulations at the federal, state and local levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Licensure

Facility Licensure. Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities.

Some states still require us to get approval under certificate of need regulations when we create, acquire or expand our facilities or services. If we fail to show public need and obtain approval in these states for our facilities, we may be subject to civil or even criminal penalties, lose our facility license or become ineligible for reimbursement if we proceed with our development or acquisition of the new facility or service.

Professional Licensure and Corporate Practice. Healthcare professionals at our hospitals are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.

Certification. In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. All of our hospitals participate in the Medicare program.

Accreditation. Our hospitals receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. JCAHO has accredited all of our hospitals.

Overview of U.S. and State Government Reimbursements

Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, who are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act and is administered primarily by the Department of Health and Human Services through its Centers for Medicare & Medicaid Services. The Medicare program reimburses various types of providers, including long-term acute care hospitals, using different payment methodologies. We received from Medicare approximately 71.6% of our net patient service revenue in 2006.

The Medicare payment system for long-term acute care hospitals changed from a reasonable-cost based payment system to a prospective payment system (“PPS”) for cost reporting years beginning on or after October 1, 2002. Long-term acute care hospital PPS is being phased-in over a five-year transition period, during which a long-term acute care hospital may elect to be paid for each Medicare patient a blended amount consisting of set percentages of the DRG payment rate and the hospital’s reasonable cost based reimbursement, or elect to be paid solely on the basis of DRG payment rates. We have elected to use the full long-term acute care hospital PPS payment methodology.

Long-term acute care hospital PPS is based upon discharged-based DRGs. The basic form of payment under the long-term acute care hospital PPS provides for three potential payment amounts: (a) a short stay outlier payment, which applies to patients whose length of stay is less than 5/6 of the geometric mean length of stay for that DRG; (b) a full DRG payment which applies to patients whose length of stay is greater than 5/6 of the geometric mean length of stay and whose cost has not exceeded the amount of DRG reimbursement plus a fixed cost outlier threshold established each year by CMS; and (c) a high cost outlier payment that will provide a partial coverage of costs for patients whose cost of care exceeds the DRG reimbursement plus a fixed cost outlier threshold per discharge. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the sum of the DRG payment amount plus a fixed cost outlier threshold per discharge.

Long-term acute care hospital PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term acute care hospital to another healthcare setting and are subsequently re-admitted to the long-term acute care hospital. The long-term acute care hospital PPS payment rates also are subject to annual adjustments.

Only providers qualified as long-term acute care hospitals may be paid under this system. To maintain qualification under long-term acute care hospital PPS, the hospital’s average length of stay of Medicare patients must be more than 25 days. Under the previous system, compliance with the 25-day average length of stay requirement was based on all patient discharges.

Prior to qualifying under the payment system applicable to long-term acute care hospitals, a new long-term acute care hospital initially receives payments under the general acute care hospital DRG based reimbursement system. The long-term acute care hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare long-term acute care hospital requirements, the most significant requirement being an average length of stay of more than 25 days.

Long-term Acute Care Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for less than 1% of our net patient service revenue for the year ended December 31, 2006.

Regulatory Changes

CMS Fiscal 2007 Reimbursement Changes

On May 2, 2006 CMS issued changes in regulations for the 2007 fiscal year starting on July 1, 2006 regarding the prospective payment system for long-term acute care hospitals. These rules included, among other things, (i) a change to the payment provisions related to short-stay outliers; (ii) an increase in the outlier fixed-loss amount from $10,501 to $14,887; (iii) an increase in the labor-related share of the prospective payment system federal rate from 72.855% to 75.665%; (iv) an elimination of the surgical case exception to the three-day or less interruption of stay policy; and (v) a freeze of the fiscal 2007 federal rate at the 2006 level.

The payment methodology for short-stay outliers patients for discharges through June 30, 2006 reimbursed long-term acute care hospital providers at the lowest of (i) 120% of patient cost; (ii) 120% of the per diem amount based on the diagnosis related group; or (iii) the full diagnosis related group payment. One of the CMS changes to short-stay outlier reimbursement added a fourth payment alternative: (iv) a blend of an amount comparable to what would otherwise be paid under the short-term acute care inpatient payment system (“IPPS DRG”) computed as a per diem, capped at the full IPPS DRG comparable payment amount, and 120% of the LTACH DRG per diem payment. An additional CMS change lowered the reimbursement under the patient cost payment alternative from 120% of patient cost to 100%.

CMS has estimated that exclusive of the freeze of the federal rate for fiscal 2007, the changes will result in a decrease in Medicare reimbursement of 3.7% per discharge for long-term acute care hospital providers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding the impact of these regulatory changes on our operations.

Medicare Reimbursement Changes to DRG Weighting for Fiscal 2007

On August 1, 2006 CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule was effective for Medicare discharges on or after October 1, 2006. CMS estimated these changes will result in reducing payments to LTAC providers by 1.3% based on the current reimbursement regulations that are in place. This reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. Historically, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates; however, the actual impact of these reimbursement changes in this and subsequent periods could be materially different from CMS’s estimate.

The final regulations also included (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

Proposed CMS Changes for Fiscal 2008.

On January 25, 2007, CMS issued proposed changes to the Medicare hospital payment system which it projects will reduce overall payments to LTAC hospitals by 2.9%. These changes include: (a) an increase to the standard federal payment rate; (b) revisions to payment methodologies impacting short-stay outliers;

(c) adjustments to the wage index component of the federal payment; (d) an extension of the policy known as the “25 Percent Rule” to all LTACH hospitals; (e) the elimination of the “grandfather” status that previously exempted certain hospitals from the “25 Percent Rule;” and, (f) a proposed increase in the high-cost outlier fixed-loss threshold amount from $14,887 to $18,477.

The proposed short-stay outlier revisions include the creation of a new payment category for discharged cases having lengths of stay less than or equal to the geometric mean length of stay for patients with the same diagnosis in short-term acute care hospitals. Payment for these cases would be similar to that received by a short-term acute care hospital for the same diagnosis.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital, such as HIHs. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed the “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing-in this policy which will become fully effective on September 1, 2008. CMS is now proposing to expand this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital or were previously “grandfathered” from this provision. Under this proposal, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25%. Admissions beyond 25% will be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. Under the proposal, the 25% threshold will apply immediately to hospitals with fiscal years beginning on or after October 1, 2007. Certain LTAC hospitals with fiscal years beginning on or after July 1, 2007 and before October 1, 2007 will have their admission cap initially set at 50%. We currently have two providers with cost report fiscal years starting during this period.

CMS is also proposing that the annual update to the DRG classifications and relative weights would be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

We believe that the proposed rule, if adopted, will reduce our Medicare reimbursement, in which case we will attempt to mitigate the effect of the proposed rule. There can be no guarantee that such efforts will be successful in mitigating the effect of the proposed rule if adopted.

Fiscal 2006 Reimbursement Changes and DRG Weighting.

On May 6, 2005, CMS issued a final rule to update long-term acute care hospital PPS payment rates for the 2006 rate year. CMS estimated that this rule, together with other factors including wage index adjustments, would lead to a combined effective increase in Medicare reimbursement paid to long-term acute care hospitals of 5.7%. Furthermore, on August 1, 2005 CMS issued a rule to, among other things, revise the classifications, relative weights and lengths of stay for the DRGs treated by long-term acute care hospitals, or DRGs, effective October 1, 2005. CMS estimated that the changes reduced aggregate Medicare reimbursement to long-term acute care hospitals by approximately 4.2%. These percentages are based on the industry average for all facilities. The results for a particular facility will vary based on a facility’s patient mix and geographic location.

HIH Facility Admission Regulations.

In August 2004 CMS published new regulations applicable to long-term acute care hospitals that are operated as HIH facilities and freestanding LTACHs located within 250 yards of an acute care hospital. These new regulations became effective for hospital cost reporting periods beginning on or after October 1, 2004. Subject to certain exemptions, under the regulations, the facilities subject to these rules would receive lower rates of reimbursement for those Medicare patients admitted from their host hospitals in excess of a specified percentage of the HIH’s total admitted patients. For new HIH facilities, the Medicare admissions threshold was established at 25%. For HIH facilities that met specified criteria and were in existence as of October 1, 2004, the Medicare admissions thresholds is being phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004. The regulations provide exceptions to the Medicare admissions thresholds for (i) patients who reach “outlier” status at the host hospital, (ii) HIH facilities located in MSA-dominant hospitals, and (iii) HIH facilities located in rural areas.

These regulations required transition plans for three of our 12 HIH facilities. Our Transition plan includes relocating two of our facilities to new locations that are currently under construction with scheduled completions during the first half of 2007. We are still evaluating potential relocation opportunities for the third location. With respect to our other nine HIH facilities, six currently operate below the 25% host hospital admission threshold, one qualifies for the MSA-dominant exemption and we believe that two qualify for grandfather treatment and are therefore currently exempt from this payment limitation. The regulations are ambiguous as to whether grandfathered long-term acute care hospitals are exempt from the 25% rule, but CMS officials have informally advised us that they are exempt. This position is not reflected in the written instructions to the Medicare contractors that implement the rule or in other official written policy. Therefore, while it appears to be CMS’s policy that grandfathered long-term acute care hospitals are not subject to the 25% rule, there is some risk that a different interpretation could be imposed in the future because CMS has not stated that policy formally. As discussed previously, CMS’ proposed fiscal year 2008 regulations would expand this admission threshold to all facilities, including those previously grandfathered from such regulation changes.

As a result of the phase-in described above, the HIH facility regulations had no effect on our 2004, 2005 and 2006 financial results. In order to minimize the impact of the HIH facility regulations in future years, we have developed a business plan and strategy for each of our three affected facilities to adapt to the HIH facility regulations and maintain our company’s current business in the affected markets. Our transition plan primarily includes relocating certain of our facilities to alternative freestanding facilities as previously discussed. We believe that we will be able to accomplish our strategy to adapt to the HIH facility regulations with minimal disruption to our business.

For HIH facilities that met specified criteria and were in existence as of October 1, 2004, including four of our other existing HIH facilities, the Medicare admissions threshold is being phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, according to the following schedule:

Cost Reporting Period Beginning on or After:	Threshold of Medicare Discharges Admitted from Host Hospital
October 1, 2004	2004 Cost Report Period Percentage (as defined below)
October 1, 2005	Lesser of 2004 Percentage or 75%
October 1, 2006	Lesser of 2004 Percentage or 50%
October 1, 2007	25%

As used in this report, “2004 Percentage” means, with respect to any HIH facility, the percentage of all Medicare patients discharged by such HIH facility during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH facility from its host hospital. In no event is the 2004 Percentage less than 25% when evaluating any cost reporting period beginning on or after October 1, 2004.

Other Healthcare Regulations

Fraud and Abuse Enforcement. Various federal laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act allows an individual to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. See “Legal and Administrative Proceedings.”

From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long-term acute care hospitals. For example, the Office of Inspector General’s 2005 Work Plan describes the government’s intention to study whether Medicare beneficiaries in long-term care hospitals are receiving acute level services or whether these patients could be cared for in an alternative setting such as a skilled nursing facility. In addition, the government expressed its intention to study the appropriateness of early discharges, interrupted stays and outlier payments to long-term care hospitals. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.

We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities.

Remuneration and Fraud Measures. The federal “anti-kickback” statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $25,000 or imprisonment for each violation, or both, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state healthcare programs.

Sections 1877 and 1903(s) of the Social Security Act, commonly known as the “Stark Law,” prohibit referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care.

Provider-Based Status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We currently operate six hospitals that are treated as provider-based satellites of certain of our other facilities. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Health Information Practices. In addition to broadening the scope of the fraud and abuse laws, the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. If we fail to comply with the standards, we could be subject to criminal penalties and civil sanctions. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, the law has required significant and, in some cases, costly changes.

The Department of Health and Human Services has adopted standards in three areas that most affect our operations. First, standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. Second, standards relating to the privacy of individually identifiable health information govern our use and disclosure of protected health information, and require us to impose those rules, by contract, on any business associate to whom such information is disclosed. Third, standards for the security of electronic health information which were issued on February 20, 2003 require us to implement various administrative, physical and technical safeguards to ensure the integrity and confidentiality of health information.

We maintain a HIPAA implementation committee that is charged with evaluating and implementing HIPAA. The implementation committee monitors HIPAA’s regulations as they have been adopted to date and as additional standards and modifications are adopted. We are currently not in full compliance with HIPAA security standards but are working to implement changes necessary to come into compliance. We cannot at this time estimate the continual cost of compliance with HIPAA once we become compliant, nor can we estimate the cost of compliance with standards that have not yet been issued or finalized by the Department of Health and Human Services. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.

Our Compliance Program

In 2000, we voluntarily adopted our Code of Conduct, which serves as the basis for our company-wide compliance program. Our written Code of Conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by our Corporate Compliance Officer, who works with each facility compliance officer and our corporate HIPAA Privacy and Security Director. We have also established a reporting system, auditing and monitoring programs and a disciplinary system as a means for enforcing the Code of Conduct’s policies.

We focus on integrating our compliance and HIPAA-related responsibilities with operational and staff functions. We recognize that our compliance with applicable laws and regulations depends upon individual actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives and staff, with the assistance of both corporate and outside experts, have reviewed and adopted our core compliance program through our Compliance Committee. We utilize facility compliance officers to ensure facility-level implementation of our Code of Conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

Our Compliance Committee is made up of members of our senior executives and staff. The Compliance Committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, any significant compliance initiatives are presented to the board of directors. In addition, the Compliance Committee reviews and approves all HIPAA requirements and activities on a regular basis to ensure compliance with HIPAA regulations. Finally, our Corporate Compliance Officer reports quarterly to our board of directors to review the activities, reports and operation of our compliance program.

In order to facilitate our employees’ ability to report known, suspected or potential violations of our Code of Conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished by communication to our toll-free, third-party compliance hotline provider or directly to the hotline provider by mail. In addition, a significant number of compliance-related issues are presented and reviewed by our Corporate Compliance Officer with the assistance of outside counsel as deemed necessary by the Corporate Compliance Officer. The Corporate Compliance Officer and his staff are responsible for reviewing and investigating compliance incidents in accordance with the compliance department’s Policy on Reporting of Potential Issues or Areas of Noncompliance, and presenting the findings to our Chief Executive Officer, the Compliance Committee, or an executive or administrative officer as necessary. All significant issues are reported to our board of directors.

We train and educate our employees regarding the Code of Conduct, as well as the legal and regulatory requirements relevant to the employees’ work environment. New and current employees are annually required to sign a form certifying that the employee has read, understood, and has agreed to abide by the Code of Conduct.

We review our policies and procedures for our compliance program from to time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee.

Legal and Administrative Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of our business, which include malpractice claims covered under our insurance policies. In our opinion, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of our company.

To cover claims arising out of the operations of our hospitals, we maintain professional malpractice liability insurance and general liability insurance. We also maintain umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by our other insurance policies. These insurance policies also do not generally cover punitive damages.

HHS Office of Inspector General Voluntary Disclosure

In July 2003, we made an initial voluntary disclosure to the OIG concerning expenses we had included on cost reports submitted to Medicare for fiscal years 1997 through 2001. We made this disclosure pursuant to the Voluntary Disclosure Program established by the OIG to encourage self-reporting by providers. At that time we initiated an internal compliance investigation and reported its findings to the OIG. In addition in March 2005, we made a supplemental voluntary disclosure to the OIG that we had inadvertently employed three individuals who furnished patient care services for us while they were excluded from participation in the Medicare program.

On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including corporate compliance activities. We believe that the annual incremental costs to comply with the CCA will not be significant since we currently maintain corporate compliance programs as described above.

As part of the internal compliance investigation, we identified certain federal election campaign contribution issues relevant to the Federal Election Commission (“FEC”) and the US Department of Justice (“DOJ”) and reported to the FEC and the DOJ our concerns that there may have been potential violations of federal election laws. On June 3, 2005, we and the FEC entered into a conciliation agreement that required us to pay a $50,000 civil fine, which we have paid.

Louisiana Attorney General Investigation and Related Claims

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed HIH. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. On February 14, 2007, the New Orleans’ District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

Additional Information

We file our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC under the Exchange Act.

You may read or obtain copies of this information in person or by mail from the Public Reference Room of the SEC, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our filings with the SEC also are available to the public free of charge on the SEC’s website at www.sec.gov.

Our website, www.lifecare-hospitals.com, contains additional information on our Company, and our code of conduct. Information made available on our website is not a part of this document.

In addition, you may request a copy of our SEC filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

LifeCare Management Services
5560 Tennyson Parkway
Plano, TX 75024
Attention: Investor Relations
(469) 241-2100

Item 1A.	Risk Factors

We conduct our business in a heavily regulated industry, and changes in regulations, including the rates or methods of government reimbursements for our services such as the currently proposed changes to the prospective payment system, may result in reduced net revenues and profitability.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	payment for services

•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral; and

•	addition of facilities and services and enrollment of newly developed facilities in the Medicare program

During 2004, 2005 and 2006, we derived 75.8%, 76.0% and 71.6%, respectively, of our net patient service revenue from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems have been proposed or may be proposed and could be adopted, either in Congress or by CMS. Because these kinds of changes may be adopted at any times the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In particular, we expect that recently proposed revisions to Medicare reimbursement rates for long-term acute care hospitals if adopted will lower the amounts by which our facilities are reimbursed. In addition, any increases in Medicare reimbursement rates established by CMS may not fully reflect increases in our operating costs. Other changes in regulations relating to how we conduct our operations could also result in increased expenses or reduced net revenues.

On January 25, 2007, CMS issued proposed changes to the Medicare hospital payment system which it projects will reduce overall payments to LTAC hospitals by 2.9%. These changes include: (a) an increase to the standard federal payment rate; (b) revisions to payment methodologies impacting short-stay outliers; (c) adjustments to the wage index component of the federal payment; (d) an extension of the policy known as the “25 Percent Rule” to all LTACH hospitals; (e) the elimination of the “grandfather” status that previously exempted certain hospitals from the “25 Percent Rule;” and, (f) a proposed increase in the high-cost outlier fixed-loss threshold amount from $14,887 to $18,477.

The proposed short-stay outlier revisions include the creation of a new payment category for discharged cases having lengths of stay less than or equal to the geometric mean length of stay for patients with the same diagnosis in short-term acute care hospitals. Payment for these cases would be similar to that received by a short-term acute care hospital for the same diagnosis.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital, such as HIHs. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed the “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing-in this policy which will become fully effective on September 1, 2008. CMS is now proposing to expand this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital or were previously “grandfathered” from this provision. Under this proposal, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25%. Admissions beyond 25% would be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. Under the proposal, the 25% threshold would apply immediately to hospitals with fiscal years beginning on or after October 1, 2007. Certain LTAC hospitals with fiscal years beginning on or after July 1, 2007 and before October 1, 2007 will have their admission cap initially set at 50%. We currently have two providers with cost report fiscal years starting during this period.

CMS is also proposing that the annual update to the DRG classifications and relative weights would be made in a budget neutral manner, effective October 1, 2007. As such the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

We believe that the proposed rule, if adopted, will reduce our Medicare reimbursement, in which case we will attempt to mitigate the effect of the proposed rule. There can be no guarantee that such efforts will be successful in mitigating the effect of the proposed rule if adopted.

In order to reduce the impact of these enacted and proposed regulations in 2007 and future years, we have developed and continue to develop business plans and strategies in each of our affected markets to adapt to the regulations. We may not be able to successfully implement necessary changes to our existing business model or successfully control the capital expenditures associated with such changes. As a result, our capital expenditure needs may be significantly increased and our business and results of operations may be adversely affected.

On May 2, 2006 CMS issued changes in regulations for the 2007 fiscal year starting on July 1, 2006 regarding the prospective payment system for long-term acute care hospitals. These rules included, among other things, (i) a change to the payment provisions related to short-stay outliers; (ii) an increase in the outlier fixed-loss amount from $10,501 to $14,887; (iii) an increase in the labor-related share of the prospective payment system federal rate from 72.855% to 75.665%; (iv) an elimination of the surgical case exception to the three-day or less interruption of stay policy; and (v) a freeze of the fiscal 2007 federal rate at the 2006 level.

The payment methodology for short-stay outliers patients for discharges through June 30, 2006 reimbursed long-term acute care hospital providers at the lowest of (i) 120% of patient cost; (ii) 120% of the per diem amount based on the diagnosis related group; or (iii) the full diagnosis related group payment. One of the CMS changes to short-stay outlier reimbursement added a fourth payment alternative: (iv) a blend of an amount comparable to what would otherwise be paid under the short-term acute care inpatient payment system (“IPPS DRG”) computed as a per diem, capped at the full IPPS DRG comparable payment amount, and 120% of the LTACH DRG per diem payment. An additional CMS change lowered the reimbursement under the patient cost payment alternative from 120% of patient cost to 100%.

CMS has estimated that exclusive of the freeze of the federal rate for fiscal 2007, the changes will result in a decrease in Medicare reimbursement of 3.7% per discharge for long-term acute care hospital providers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding the impact of these regulatory changes on our operations.

On August 1, 2006 CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule was effective for Medicare discharges on or after October 1, 2006. CMS estimated these changes will result in reducing payments to LTAC providers by 1.3% based on the current reimbursement regulations that are in place. This reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. Historically, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates; however, the actual impact of these reimbursement changes in this and subsequent periods could be materially different from CMS’s estimate.

The final regulations also included (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

We may not be able to maintain compliance with covenants contained in our senior secured credit facility.

We are significantly more leveraged than we were prior to the Transactions. The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenant tests will become more restrictive over time. We cannot guarantee that we will be able to continue to satisfy these covenant requirements in the future. As discussed previously, the loss of our New Orleans operations during 2005 and the regulatory changes recently enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. Accordingly, the margins by which we adhere to the financial ratios required by our senior secured credit facility have consistently decreased and do not allow for additional shortfalls. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default could occur, unless we are able to obtain a waiver or enter into an amendment with the senior lenders to revise the covenant requirements. The senior secured credit facility also includes provisions whereby certain defined capital contributions can cure an event of default. If we are required to obtain a waiver or execute an amendment to our senior secured credit facility, it is likely we will incur one-time fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make mandatory payments on our outstanding indebtedness, which requires us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and in the industry.

In addition, the debt instruments impose certain operating and financial restriction on us and limit management’s discretion in operating our businesses. For example, restrictions in our senior secured credit facility require us to comply with or maintain a minimum interest coverage ratio and maximum leverage ratio and limit or prohibit our ability to, among other things:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale and leaseback transactions;

•	make capital expenditures

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness

•	amend or otherwise alter terms or our indebtedness including the notes;

•	enter into agreements limiting subsidiary distributions;

•	sell assets;

•	transact business with affiliates; and

•	alter the business that we conduct.

Violations of federal industry regulations may result in sanctions that reduce our net revenues and profitability or affect our eligibility for government program reimbursement.

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The investigations relate to, among other things, various referral practices, cost reporting, billing practices, clinical standards physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and reduce our net revenues. If we fail to comply with these extensive laws and government regulations or if we discover that we have failed to comply in the past, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. In July 2003, we made a voluntary disclosure to the United States Department of Health & Human Services Office of Inspector General, or the OIG, concerning expenses that had been included on cost reports submitted to Medicare for fiscal years 1997 through 2001. In addition, in March 2005, we made a supplementary voluntary disclosure to the OIG that we had inadvertently employed three individuals who furnished patient care services for us while they were excluded from participation in the Medicare program. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities. In addition, in June 2005 the Company and the Federal Election Commission (“FEC”) entered into a conciliation agreement pursuant to which the Company paid a $50,000 civil fine arising from previously self disclosed violations of federal campaign laws. The Company continues to cooperate with the Department of Justice in its ongoing investigation of certain of its former employees in connection with the same matter. See “Business—Government Regulations” and “Business—Legal and Administrative Proceedings.”

We may be subjected to actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions.

Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under a false claim case may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, and have submitted claims to a governmental payor during the time period they allegedly violated these other statutes have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions allowing a private party to file a civil lawsuit in state court. See “Business—Government Regulations.”

If our long-term acute care hospitals fail to maintain their qualification as long-term acute care hospitals, or if our facilities operated as HIH facilities fail to qualify as hospitals separate from their host hospitals, then our net revenues and profitability may decline.

If our facilities fail to meet or maintain the standards for qualification as long-term acute care hospitals, namely minimum average length of patient stay and any other requirements that might be imposed in the future, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving significantly less Medicare reimbursement than they currently receive for their patient services.

Twelve of our long-term acute care hospitals operate as HIH facilities and as a result are subject to additional Medicare criteria that require certain indications of separateness from their host hospitals. If any of our HIH facilities fail to meet the separateness requirements, they will be reimbursed at the lower general acute care hospital rate, which would likely adversely affect our results of operations. See “Business—Government Regulations—Overview of U.S. and State Government Reimbursements.”

If Medicare adopts restrictive criteria on the types of patients who can be admitted to long-term acute care hospitals, or if Medicare adopts a new payment method for long-term acute care hospitals, then our net revenues and profitability may decline.

In its June 2004 “Report to Congress,” the Medicare Payment Advisory Commission, or MedPAC, recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for long-term acute care hospitals in order to ensure that only appropriate patients are admitted to these facilities. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. CMS is currently assessing the feasibility of developing such criteria. It is possible that, upon the conclusion of this assessment, CMS will propose and implement criteria restricting the types of patients who can be admitted to long-term acute care hospitals. Such criteria could limit the population of patients eligible for our hospitals’ services and could adversely affect our results of operations.

Congress and CMS are also considering whether the Medicare payment method for post-acute care could be significantly revised by setting uniform payment rates for patients in skilled nursing facilities, inpatient rehabilitation facilities and long-term acute care hospitals. Under this approach, Medicare reimbursement for a patient with a given condition and treatment need would be the same regardless of the type of facility in which the patient was treated. If such a policy were adopted, Medicare payment for some types of long-term acute care hospital patients could be significantly lower than it is now, which could adversely affect our results of operations.

If one of our “satellite” facilities that shares a Medicare provider number with our applicable “main” facility fails to qualify for provider-based status, then our results of operations may be adversely affected.

Medicare regulations on provider-based status require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for long-term acute care hospital qualification. It is advantageous for certain “satellite” facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed at the higher rate for long-term acute care hospitals under Medicare. If CMS determines that facilities claiming to be provider-based and being reimbursed accordingly do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based on that claimed status. We have several situations in which multiple facilities share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could adversely affect our results of operations.

We may be required to acquire and implement costly new information systems to comply with new federal and state legislative efforts and regulatory initiative relating to patient privacy, security of medical information and electronic transactions.

There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing concerns about the privacy and security of patient medical information and regulating the manner in which standard transactions within the healthcare industry must be processed. In particular, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), contains provisions that call for adoption of new business processes and procedures and possible needs to upgrade our computer system to protect the privacy and security of each of our patients’ individual health information and to process claims and perform other healthcare transactions electronically. The security, privacy, and standard electronic transactions regulations are expected to have a significant financial impact on the healthcare industry because they impose extensive new requirements and restrictions on the use and disclosure of identifiable patient information. Much of the required upgrading of our computer systems will be done as part of the normal annual maintenance and upgrade of our software and be included in the maintenance fees we pay our software vendor. Unforeseen difficulties in complying with these and other new privacy regulations and maintaining the information systems they require could require us to spend substantial additional sums, which could adversely impact our financial results during the periods those additional expenses are incurred. Additionally, if we fail to comply with the new regulations under HIPAA, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 per violation. We are not in full compliance with HIPAA security regulations that went into effect on April 20, 2005 but are working to implement changes necessary to come into compliance.

Our business development plan may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy and pursuant to our business development plan, we may selectively acquire and develop long-term acute care hospitals or other specialized hospitals. Acquiring and developing facilities may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquiring and developing facilities also involves numerous risks, including:

•	the difficulty and expense of integrating new facilities into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired facilities;

•	the difficulty and expense of integrating the information systems in new facilities;

•	project delays and cost overruns associated with new hospital development;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations; and

•	our competitors may acquire or seek to acquire many of the hospitals that would be suitable acquisition candidates for us, raising the cost of acquisitions.

We may fail to obtain financing for acquisitions at a reasonable cost, and any such financing might contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired hospitals profitably or succeed in achieving improvements in their financial performance.

Future cost containment initiatives undertaken by private third-party payors may limit our future net revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our hospitals. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

An increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectibility of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations could be harmed.

If we fail to maintain established relationships with the physicians in our markets, our net revenues may decrease.

Our success is, in part, dependent upon the admissions and referral practices of the physicians in the markets our hospitals serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals are generally not our employees and, in many of the markets that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals’ admissions and businesses may decrease, and our net revenues may decline.

Shortages in qualified nurses or therapists could increase our operating costs significantly.

Our hospitals are highly dependent on nurses and therapists for patient care. The availability of qualified nurses and therapists nationwide has declined in recent years, and the salaries for nurses and therapists have risen accordingly. We may be unable to attract and retain qualified nurses or therapists in the future. Additionally, the cost of attracting and retaining nurses and therapists may be higher than we anticipate, and as a result, our profitability could decline.

If we fail to compete effectively with other hospitals, our net revenues and profitability may decline.

The long-term acute care hospital industry is highly competitive. Our hospitals face competition from general acute care hospitals and long-term acute care hospitals that provide services comparable to those offered by our hospitals. Many competing general acute care hospitals are larger and more established than our hospitals. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as reputation for quality care; the commitment and expertise of staff and physicians; the quality and comprehensiveness of treatment programs; charges for services; and the physical appearance, location and condition of facilities. We cannot assure you that we will be able to compete effectively in our markets or that increased competition in the future will not adversely affect our financial position, results of operations and liquidity.

Our business operations could be significantly disrupted if we lose key members of our management team.

Our success depends to a significant degree upon the continued contributions of our new and incumbent senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate these individuals. The loss of the services of any of our senior officers or key employees, particularly our executive officers named in “Management,” could prevent us from successfully executing our business strategy and could have a material adverse effect on our results of operations.

Our operations are heavily concentrated in Texas, which makes us sensitive to economic, regulatory, environmental and other developments in Texas.

For the twelve months ended December 31, 2006, 41.6% of our revenues were generated in Texas. Such a concentration increases the risk that, should any adverse economic, regulatory, environmental or other developments occur within this state, our business, financial position, results of operations or cash flows could be materially adversely affected.

Specifically, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a negative effect on the operations of our hospitals in Louisiana. The three New Orleans hospitals that were closed in the aftermath of Hurricane Katrina contributed 12.4% of our consolidated net patient service revenue for the eight months ended August 31, 2005 prior to their closure. Any disruptive event in Texas or any of our other major markets in the future could have similar negative effects.

Legal action or other claims could arise in connection with the investigation by the Louisiana Attorney General’s Office

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed HIH. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation bye the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. On February 14, 2007, the New Orleans’ District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company. If we become a target of the investigation, it could have a material adverse effect on our business, operating results and financial condition.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant defense costs. We maintain professional malpractice liability insurance and general liability insurance coverage. In order to obtain malpractice insurance at a reasonable cost, we are required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to determine the value of the losses that may occur within this self-insured retention level. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice insurance will be available at a reasonable price or at all or that we will not have to further increase our levels of self-insurance. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Business—Government Regulations—Other Healthcare Regulations.”

In addition to our customary medical malpractice claims, the Company is currently defending itself against variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2006 we leased 12 HIH facilities, six freestanding hospitals, and our corporate headquarters. We own two of our long-term acute care hospitals. We also own two facilities currently under construction in our San Antonio and Milwaukee markets that will house future hospitals.

We generally seek a ten-year lease for our long-term acute care hospitals, with one or more additional five-year renewal options.

Our corporate headquarters is located in a 41,669 square foot building in Plano, Texas.

ITEM 3.	Legal Proceedings

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed licensed hospital. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. On February 14, 2007, the New Orleans’ District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company. If we become a target of the investigation, it could have a material adverse effect on our business, operating results and financial condition.

We have been named as a defendant in various civil lawsuits and actions filed with the Louisiana Patient Compensation Fund by former patients at Memorial Medical Center who allege damages as a result of injuries sustained during Hurricane Katrina. Tenet Healthsystem Memorial Medical Center, Inc., our former landlord, is also named as a defendant in these actions. In one of these cases, plaintiffs’ counsel is seeking class action certification to represent other individuals who were also patients or present at Memorial Medical Center at the time of Hurricane Katrina. In addition to disputing the merits of the allegations in these suits, we believe that certification of a class in these actions is not appropriate and that each of these cases should be adjudicated independently. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of the matters. There can be no guarantees that additional legal actions or claims will not be brought against us related to the circumstances surrounding Hurricane Katrina.

Additionally, the Company has certain pending and threatened litigation and claims incurred in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations, nor can there be any assurance that the resolution of any litigation or investigation, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results or operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company during the quarter ended December 31, 2006.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are wholly-owned by LCI Holdco, LLC (“Holdco”), which is a wholly-owned subsidiary of LCI Holding Company, Inc., (“Holdings”), both of which are privately owned. There is no public trading market for our equity securities or for those of Holdco or Holdings. As of March 1, 2007, there were six holders of Holdings’ common stock.

Our senior secured credit facility contains customary restrictions on our ability, Holdings’ ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our 9 1/4% senior subordinated notes due

2013 contains customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing Holdings’ senior floating rate notes due 2013 contains customary restrictions on Holdings’ ability, our ability and the ability of certain of our subsidiaries to declare or pay any dividends.

ITEM 6.	Selected Financial Data

The selected historical consolidated financial and other data set forth below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related notes thereto included elsewhere in this prospectus.

	Predecessor				Successor
(Amounts in thousands)	Year Ended December 31,			Period from January 1 through August 10,	Period from August 11 through December 31,	Year Ended December 31,
	2002	2003	2004	2005	2005	2006
Statement of Operations Data:
Net patient service revenue	$268,720	$283,178	$324,102	$221,802	$124,468	$325,882

Salaries, wages and benefits	123,102	131,059	134,049	93,853	56,471	145,340
Stock compensation associated with merger	—	—	—	54,530	—	—
Supplies	26,046	25,510	29,001	20,020	12,390	32,144
Rent	18,417	18,946	17,330	11,192	6,594	18,080
Other operating expenses	81,011	72,870	73,745	51,756	27,624	77,206
Provision for doubtful accounts	5,098	2,748	4,582	3,644	5,590	7,673
Depreciation and amortization	5,251	5,936	5,741	3,533	5,938	11,856
Goodwill impairment charge	—	—	—	—	68,000	43,600
Identifiable intangible and long-lived asset impairment charges	—	—	—	—	6,206	—
Business interruption insurance proceeds	—	—	—	—	(7,000)	(5,333)
(Gain) on early extinguishment of debt	—	—	—	—	—	(1,329)
Loss on disposal of assets	—	—	—	—	—	945
Interest expense, net	3,722	4,185	3,463	1,601	13,799	32,819

Total expenses	262,647	261,254	267,911	240,129	195,612	363,001

Income before income taxes	6,073	21,924	56,191	(18,327)	(71,144)	(37,119)
Provision for income taxes	2,385	8,495	21,148	(5,462)	(1,308)	3,707

Net income (loss) from continuing operations	3,688	13,429	35,043	(12,865)	(69,836)	(40,826)
Discontinued operations (net of tax)	131	—	—	—	—	—

Net income (loss)	$3,819	$13,429	$35,043	$(12,865)	$(69,836)	$(40,826)

Balance Sheet Data (end of period):
Cash and cash equivalents	$9,974	$8,004	$6,678		$19,843	$33,250
Working capital	2,594	20,078	39,917		82,529	64,027
Total assets	105,501	107,356	131,677		544,114	536,418
Total debt	37,323	24,473	20,686		414,494	399,450
Redeemable preferred stock	30,524	33,272	36,063		—	—
Stockholders’ equity (deficit)	(9,777)	95	33,547		66,092	50,498

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$12,813	$14,839	$17,294	$20,387	$17,213	$49,673
Investing activities	(3,940)	(688)	(11,367)	(2,915)	(519,582)	(27,447)
Financing activities	(1,876)	(16,121)	(7,253)	(14,360)	522,212	(8,819)
Capital expenditures	9,282	3,850	14,812	8,441	1,483	28,235
Ratio of earnings to fixed charges (1)	1:1.1	1:2.2	1:4.8	N/A	N/A	N/A

				Successor and Predecessor Combined	Successor Year Ended December 31, 2006
	Predecessor Year Ended December 31,
	2002	2003	2004	2005
Other Operating Data:
Number of HIH hospitals (end of period)	15	15	15	12	12
Number of freestanding hospitals (end of period)	5	5	5	6	8

Number of total hospitals (end of period)	20	20	20	18	20
Licensed beds (end of period)	945	949	959	893	926
Average licensed beds	892	938	954	969	889
Admissions	8,654	8,678	8,872	9,182	8,318
Patient days	233,569	225,702	236,403	242,080	226,863
Occupancy rate	71.8%	65.9%	67.7%	68.5%	69.9%
Percent net patient service revenue from Medicare	80.4%	79.3%	75.8%	76.0%	71.6%
Net patient service revenue per patient day	$1,150	$1,255	$1,371	$1,430	$1,436

(1)	In the period from January 1 through August 10, 2005, the period from August 11 through December 31, 2005 and the year ended December 31, 2006, earnings were insufficient to cover fixed charges by $20,757, $71,144 and $37,119 respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes. This discussion and analysis covers periods prior to (“Predecessor Periods”) and including and following (“Successor Periods”) August 11, 2005, the date of the Transactions. Accordingly, the discussion and analysis of Predecessor Periods does not reflect the significant impact that the Transactions have had and will have on us, including without limitation, increased leverage and debt service requirements and the impact of purchase accounting.

Company Overview

We are a leading operator of long-term acute care hospitals in the United States. As of December 31, 2006, we operated 20 hospitals located in nine states, consisting of 12 “hospital within a hospital” facilities (42% of beds) and eight freestanding facilities (58% of beds). Through these 20 long-term acute care hospitals, we operate a total of 926 licensed beds and employ approximately 2,700 people, the majority of whom are registered or licensed nurses and respiratory therapists. As discussed in more detail below, our three New Orleans hospitals were closed during the last week of August 2005 and will not re-open. The licensed beds for these hospitals are not included in the total number of facilities or licensed beds discussed above.

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

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of senior subordinated notes. We also entered into a revolving credit facility (“Revolver”) that provides up to $75.0 million of borrowing capacity. To date, we have made no borrowings pursuant to the Revolver.

As a result of the Transactions, our assets and liabilities were adjusted to their fair value as of the consummation of the Merger. The excess of the total purchase price over the fair value of our tangible assets and liabilities has been allocated to goodwill and other identifiable intangible assets, which are subject to an annual impairment test, or more frequent tests if circumstances warrant such a test. We have also significantly increased our aggregate outstanding indebtedness. Accordingly, interest expense has been and will be higher in periods following the Transactions.

Recent Trends and Events

Impact of Hurricane Katrina

During the last week of August 2005 operations at our three New Orleans hospitals ceased as a result of Hurricane Katrina. The Chalmette campus, a hospital within a hospital, contained 37 licensed beds and was substantially damaged as a result of Hurricane Katrina. We will not be able to resume operations within the existing building. Our other two New Orleans locations were located within hospitals previously operated by Tenet Healthcare Corporation (“Tenet”). These facilities contained a combined 113 licensed beds. In November 2005, Tenet terminated the leases for these facilities effective December 15, 2005 due to the extensive physical damages sustained at these hospitals.

For the twelve months ended December 31, 2005 and 2004, these three hospitals contributed $29.5 million (through the date of closure) and $38.5 million of our net revenues, respectively. As a result of the losses incurred in connection with Hurricane Katrina, we recorded impairment charges on long-lived assets, identifiable intangible assets and goodwill for the twelve months ended December 31, 2005 of $74.2 million. To date we have received $13.2 million in insurance proceeds pursuant to the policies that were in force at the time of the hurricane. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina related losses.

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate long-term acute care hospitals. We anticipate that during 2007 we will contribute, subject to regulatory approvals, to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49% ownership in the joint venture.

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated, however, that the investigation will be ongoing. On February 14, 2007, the New Orleans’ District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company. If we become a target of the investigation, it could have a material adverse effect on our business, operating results and financial condition.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers have sent reservation or rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

Hospital Openings and Closings

During July 2006, we closed a 40-bed hospital within a hospital in Edinburgh, Texas. We opened a 24-bed satellite hospital within a hospital in Shreveport, Louisiana during August 2006 and a 41-bed satellite hospital within a hospital in Pittsburgh, Pennsylvania during September 2006. We expanded an existing hospital in Shreveport, Louisiana by seven beds in November 2006, and opened a satellite 32-bed freestanding hospital in McAllen, Texas during December 2006. The licensed beds at the Shreveport locations were transferred internally among total licensed beds in the Shreveport market; therefore, there was no change in total beds as a result of these openings during 2006.

During the first quarter of 2007, we terminated the lease at the Doctors Hospital Campus in Shreveport, Louisiana and closed the 19 beds remaining at this location.

The assets formerly located in our Edinburgh hospital are being used at other locations or were disposed of.

Regulatory Changes

Approximately 71.6% of our total net patient service revenue for the twelve months ended December 31, 2006, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of long-term acute care hospital diagnosis related groupings, or DRGs. In addition CMS has proposed changes to fiscal 2008 Medicare reimbursement, that if enacted, could significantly reduce our Medicare reimbursement. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

HIH Facility Admission Regulations

In August 2004 CMS published new regulations applicable to long-term acute care hospitals that are operated as HIH facilities and freestanding LTACHs located within 250 yards of an acute care hospital. These new regulations became effective for hospital cost reporting periods beginning on or after October 1, 2004. Subject to certain exemptions, under the regulations, the facilities subject to these rules will receive lower rates of reimbursement for those Medicare patients admitted from their host hospitals in excess of a specified percentage of the HIH’s total admitted patients. For new HIH facilities, the Medicare admissions threshold was established at 25%. For HIH facilities that meet specified criteria and were in existence as of October 1, 2004, the Medicare admissions thresholds is being phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004. The regulations provide exceptions to the Medicare admissions thresholds for (i) patients who reach “outlier” status at the host hospital, (ii) HIH facilities located in MSA-dominant hospitals, and (iii) HIH facilities located in rural areas.

Currently, these regulations will require transition plans for only three of our 12 HIH facilities. With respect to our other nine HIH facilities, two were opened recently and are expected to operate below the 25% admission threshold, four currently operate below the 25% host hospital admission threshold, one qualifies for the MSA-dominant exemption and we believe that two qualify for grandfather treatment and are therefore exempt from this payment limitation. The regulations are ambiguous as to whether grandfathered long-term acute care hospitals are exempt from the 25% rule, but CMS officials have informally advised us that they are exempt. This position is not reflected in the written instructions to the Medicare contractors that implement the rule or in other official written policy. Therefore, while it appears to be CMS’s policy that grandfathered long-term acute care hospitals are not subject to the 25% rule, there is some risk that a different interpretation could be imposed in the future because CMS has not stated that policy formally. As discussed previously, CMS’s proposed fiscal year 2008 regulations would expand this admission threshold to all facilities, including those previously grandfathered from such regulation changes.

As a result of the phase-in described above, the HIH facility regulations had no effect on our 2004, 2005 and 2006 financial results. In order to minimize the impact of the HIH facility regulations in future years, we have developed a business plan and strategy for each of our three affected facilities to adapt to the HIH facility regulations and maintain our company’s current business in the affected markets. Our transition plan primarily includes relocating certain of our facilities to alternative freestanding facilities. We believe that we will be able to accomplish our strategy to adapt to the HIH facility regulations with minimal disruption to our business.

For HIH facilities that met specified criteria and were in existence as of October 1, 2004, including four of our other existing HIH facilities, the Medicare admissions thresholds would be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, according to the following schedule:

Cost Reporting Period Beginning on or After:	Threshold of Medicare Discharges Admitted from Host Hospital
October 1, 2004	2004 Cost Report Period Percentage (as defined below)
October 1, 2005	Lesser of 2004 Percentage or 75%
October 1, 2006	Lesser of 2004 Percentage or 50%
October 1, 2007	25%

As used in this report, “2004 Percentage” means, with respect to any HIH facility, the percentage of all Medicare patients discharged by such HIH facility during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH facility from its host hospital. In no event will the 2004 Percentage be less than 25% when evaluating any cost reporting period beginning on or after October 1, 2004.

Medicare Reimbursement Change in Payment Rates and DRG-Weighting—for Fiscal 2006

On May 6, 2005, CMS issued a final rule to update long-term acute care hospital PPS payment rates for the 2006 rate year. CMS estimated that this rule, together with other factors, including wage index adjustments, would lead to a combined effective increase in Medicare reimbursement paid to long-term acute care hospitals of 5.7%. On August 1, 2005, CMS issued a rule to, among other things, revise the classifications, relative weights and lengths of stay for the DRGs treated by long-term acute care hospitals, effective October 1, 2005. CMS estimated that the changes would reduce aggregate Medicare reimbursement to long-term acute care hospitals by approximately 4.2%. These percentages are based on the industry average for all facilities. The results for a particular facility will vary based on a facility’s patient mix and geographic location.

Based upon our assessment of the impact of the DRG-weighting change discussed above, we have estimated that, had the proposed weights been in effect during 2005, the impact would have been a reduction of our 2005 Medicare net patient service revenue by approximately 5.2%, or $10.6 million less than the amount reflected in our consolidated financial statements for the twelve months ended December 31, 2005. We further estimate that had the updates to long-term acute care hospital PPS rates for the 2006 rate year been in effect for 2005, this, together with wage index adjustments, would have resulted in an annualized increase in our Medicare net patient service revenue of approximately 3.9%, or $5.4 million more than the amount reflected in our consolidated financial statements for the twelve months ended December 31, 2005. These are only estimates of these effects, and the actual impact of these reimbursement changes in this and subsequent periods could be materially different from our estimates.

Medicare Reimbursement Change—for Fiscal 2007

On May 2, 2006 CMS issued changes in regulations for the 2007 fiscal year starting on July 1, 2006 regarding the prospective payment system for long-term acute care hospitals. The final rules, among other things, included (i) a change to the payment provisions related to short-stay outliers; (ii) an increase in the outlier fixed-loss amount from $10,501 to $14,887; (iii) an increase in the labor-related share of the prospective payment system federal rate from 72.855% to 75.665%; (iv) an elimination of the surgical case exception to the three-day or less interruption of stay policy; and (v) a freeze of the fiscal 2007 federal rate at the 2006 level.

The current payment methodology for short-stay outliers reimburses long-term acute care hospital providers at the lowest of (i) 120% of the patient’s cost; (ii) 120% of the per diem amount based on the diagnosis related group; or (iii) the full diagnosis related group payment. The CMS changes to short-stay outlier reimbursement added a fourth payment alternative, a blended amount based upon (i) the amount that would otherwise be paid under the short-term acute care in-patient payment system computed as a per diem and capped at the full in-patient payment system payment amount and (ii) 120% of the per diem amount based on the diagnosis related group for long-term acute care hospitals. An additional CMS change will lower the reimbursement under the patient cost payment alternative from 120% of patient cost to 100%.

CMS has estimated that exclusive of the freeze of the federal rate for fiscal 2007, the other changes will result in a decrease in Medicare reimbursement of 3.7% per discharge for long-term acute care hospital providers. We have estimated that based upon our Medicare patient activity in 2005, if these changes had been enacted on January 1, 2005, our Medicare revenue would have been reduced by approximately 4.2% or $11 million. These are only estimates of the impact of the changes, and the actual impact in this and subsequent periods could be materially different from our estimates. Furthermore, our estimated impact does not include the effect of CMS’ freeze of the 2007 federal rate at the 2006 level.

Medicare Reimbursement Changes to DRG Weighting for Fiscal 2007

On August 1, 2006 CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule was effective for Medicare discharges on or after October 1, 2006. CMS estimated these changes will result in reducing payments to LTAC providers by 1.3% based on the current reimbursement regulations that are in place. This reduction will be in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. Historically, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates. The actual impact of these reimbursement changes in subsequent periods could be materially different from CMS’s estimate.

The final regulations also included (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

Proposed Medicare Reimbursement Changes for Fiscal 2008

On January 25, 2007 CMS issued proposed changes to the Medicare hospital payment system which it projects will reduce overall payments to LTAC hospitals by 2.9% beginning July 1, 2007. Please refer to the Regulatory Changes section contained herein as presented in Item 1. Business for a description of these changes and the estimated impact of these changes on our operations if enacted as currently proposed.

CMS Study on Patient and Facility Criteria

Based upon a June 2004 report prepared by MedPAC, it was recommended that CMS study and consider new patient and facility criteria for long-term acute care hospital providers. The contractor commissioned by CMS to conduct aspects of this analysis submitted its report to CMS in December 2006. At this time we are not certain as to what actions CMS may take as a result of this study nor of the impact that any such proposed changes, if adopted, could have on our operations and financial performance in future periods.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 71.6%, 76.0%, and 75.8% of total net patient service revenue for the twelve months ended December 31, 2006, 2005, and 2004, respectively. Net patient service revenue generated from non-Medicare payors were substantially from commercial payors. The decrease in the percentage of net patient service revenue generated in 2006 from the Medicare program is principally the result of our continued focus on higher-margin commercial revenue as more fully discussed in Item I. Business under the caption Our Strategy.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under long-term acute care hospital PPS are subject to review by the regulatory authorities. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

The annual cost reports are subject to review and adjustment by the CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined.

Total Expenses

Total expenses consists of salaries, wages and benefits, supplies, which includes expenses related to drug and medical supplies, rent, other operating expenses, provision for doubtful accounts, depreciation and amortization and interest expense. Other operating expenses include expenses such as contract labor, legal and accounting fees, insurance and services from host hospitals.

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

We believe that the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

Historically, long-term acute care hospitals (LTACH) were paid by Medicare under a cost-based reimbursement methodology. On August 30, 2002, CMS published final regulations establishing a prospective payment system for Medicare payment of long-term acute care hospitals (PPS), which replaced the reasonable cost-based payment system previously in effect. Under long-term acute care hospital-PPS, each discharged patient is assigned to a distinct long-term care diagnosis-related group DRG (adjusted for area wage differences). As required by Congress, DRG payment rates have been set to maintain budget neutrality with total expenditures estimated to be equivalent to total expenditures that would have been made under the reasonable cost-based payment system.

PPS became effective for all cost reporting periods beginning on or after October 1, 2002. Of the Company’s hospitals, 12 implemented PPS on January 1, 2003. The remaining hospitals implemented PPS between March 1, 2003 and September 1, 2003, based on their cost report fiscal year-ends. In the final PPS regulations, CMS allowed existing hospitals as of October 1, 2002 the ability to choose either a five-year pro-rata transition implementation period or immediate full implementation payment methodology. All of the Company’s hospitals elected the immediate full implementation payment methodology.

Insurance Arrangements

Under a number of our insurance programs, including employee health, general and professional liability, we self-insure a portion of our losses. In these cases, actuarial methods are used in estimating the losses, which we accrued for in the accounting period. These actuarial estimates of losses are prepared semi-annually. There are many factors used in determining these actuarial estimates, including amount and timing of historical loss payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for general and professional liabilities may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities, which could result in an adjustment to operating expenses in future periods.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Our accounts receivable are primarily due from the Medicare program, managed health care plans, commercial insurance companies and individual patients.

We estimate and record an allowance for doubtful accounts based on various factors including the age of the accounts, changes in collection patterns and the composition of patient accounts receivable by payor type. Actual collections of accounts receivable balances in subsequent periods may require changes in the estimated allowance for doubtful accounts. Adverse changes in business operations, payor mix or patient insurance coverage could affect our collection of accounts receivable and our cash flow from operations. To date, there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

Our provision for income taxes is based upon our estimate of taxable income. We also consider establishing valuation allowances to reduce our deferred tax assets to an amount that we believe will be realized in future periods. Our state and federal tax filings are subject to tax audits by various state and federal tax authorities. While we believe the tax return positions we have taken are accurate and supportable, there is no assurance that the various authorities engaged in the income tax return examinations will not challenge our positions.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R) using the prospective application transition method. Prior to 2006, the Company accounted for its equity compensation using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock Based Compensation). The Company had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies. As permitted by FAS 123(R), the Company continued to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares were modified, canceled or repurchased. On August 10, 2006, the Company modified the exercise price of the options granted prior to the adoption of FAS 123(R). Accordingly, these options will now be accounted for under the provisions of FAS 123(R).

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157) which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation no. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of assessing the impact of adopting FIN 48 on its results of operations and financial position.

Results of Operations

We have reported our operating results and financial position for the periods subsequent to August 11, 2005, as the Successor Period and all periods prior to August 11, 2005, as Predecessor Periods. For purposes of presenting a comparison of our 2005 results to prior periods, we have presented our 2005 results as the mathematical addition of our operating results for the Predecessor Period from January 1, 2005 through August 10, 2005, and our operating results for the Successor Period from August 11, 2005 to December 31, 2005. We refer to these periods below as combined periods. We believe that this presentation provides the most meaningful information about our operating results even though it is not in conformity with GAAP and may yield results that are not strictly comparable on a period-to-period basis.

	Successor Period from August 11 through December 31, 2005	Predecessor Period from January 1 through August 10, 2005	Combined Twelve months ended December 31, 2005
Net patient service revenue	$124,468	$221,802	$346,270

Salaries, wages, and benefits	56,471	93,853	150,324
Stock compensation associated with merger	—	54,530	54,530
Supplies	12,390	20,020	32,410
Rent	6,594	11,192	17,786
Other operating expenses	27,624	51,756	79,380
Provision for doubtful accounts	5,590	3,644	9,234
Depreciation and amortization	5,938	3,533	9,471
Goodwill impairment charge	68,000	—	68,000
Identifiable intangible and long-lived asset impairment charges	6,206	—	6,206
Business interruption insurance proceeds	(7,000)	—	(7,000)
Interest expense, net	13,799	1,601	15,400

Total expenses	195,612	240,129	435,741

Loss before income taxes	(71,144)	(18,327)	(89,471)
Provision for income taxes	(1,308)	(5,462)	(6,770)

Net loss	$(69,836)	$(12,865)	$(82,701)

A historical summary income statement for the twelve months ended December 31, 2006, the combined twelve months ended December 31, 2005 computed above and the twelve months ended December 31, 2004 appears below.

	Twelve Months Ended December 31, 2006	Combined Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Net patient service revenue	$325,882	$346,270	$324,102

Salaries, wages, and benefits	145,340	150,324	134,049
Stock compensation associated with merger	—	54,530	—
Supplies	32,144	32,410	29,001
Rent	18,080	17,786	17,330
Other operating expenses	77,206	79,380	73,745
Provision for doubtful accounts	7,673	9,234	4,582
Depreciation and amortization	11,856	9,471	5,741
Goodwill impairment charge	43,600	68,000	—
Identifiable intangible and long-lived asset impairment charges	—	6,206	—
Business interruption insurance proceeds	(5,333)	—	—
(Gain) on early extinguishment of debt	(1,329)	—	—
Loss on disposal of asset	945	(7,000)	—
Interest expense	32,819	15,400	3,463

Total expenses	363,001	435,741	267,911

Income (loss) before income taxes	(37,119)	(89,471)	56,191
Provision for income taxes	3,707	(6,770)	21,148

Net income (loss)	$(40,826)	$(82,701)	$35,043

Operating Statistics

The following table sets forth operating statistics for each of the periods presented. The data for the Successor Period within the twelve months ended December 31, 2005 has been combined with the data for the Predecessor Period as discussed above.

	Twelve Months Ended December 31, 2006	Combined Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004

Number of hospitals within hospitals (end of period)	12	12	15
Number of freestanding hospitals (end of period)	8	6	5
Number of total hospitals (end of period)	20	18	20
Licensed beds (end of period)	926	893	959
Average licensed beds (1)	889	969	954
Average length of stay	27.3	26.7	27.2
Admissions	8,318	9,182	8,872
Patient days	226,863	242,080	236,403
Occupancy rate	69.9%	68.5%	67.7%
Percent net patient service revenue from Medicare	71.6%	76.0%	75.8%
Percent net patient service revenue from commercial payors and Medicaid (2)	28.4%	24.0%	24.2%
Net patient service revenue per patient day	$1,436	$1,430	$1,371

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable period, and excludes beds at locations prior to openings, or subsequent to closures.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the years presented.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview

During July 2006, we closed a 40-bed hospital within a hospital in Edinburgh, Texas. We opened a 24-bed satellite hospital within a hospital in Shreveport, Louisiana during August 2006 and a 41-bed satellite hospital within a hospital in Pittsburgh, Pennsylvania during September 2006. We expanded an existing hospital in Shreveport, Louisiana by seven beds in November 2006, and opened a satellite 32-bed freestanding hospital in McAllen, Texas during December 2006. The licensed beds at the Shreveport locations were transferred internally among total licensed beds in the Shreveport market; therefore, there was no change in total beds in Shreveport.

Net Revenues

Net patient service revenues during the year ended December 31, 2006, were $325.9 million as compared to $346.3 million for the same period in 2005, for a decrease of $20.4 million, or 5.9%. Net patient service revenue from our three New Orleans hospitals prior to their closure during the year ended December 31, 2005, was $29.5 million. Patient days in 2006 were 226,863 as compared to 242,101 for 2005, for a decrease of 15,238, or 6.3%. Our New Orleans hospitals had 20,861 patient days during 2005.

Exclusive of the decrease in net patient service revenue attributable to the New Orleans market, our net patient service revenue at our other hospitals increased by $9.1 million in the 2006 period to $325.9 million from $316.8 million during the 2005 period. This increase was comprised of a $8.0 million favorable benefit from an increase in patient days and a $8.7 million favorable benefit from increased rate per patient day, offset by a net decrease of $7.6 million for adjustments related to previously filed cost reports. Patient days at our facilities exclusive of New Orleans were 5,623 greater for the year ended December 31, 2006 as compared to the 2005 period. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets partially offset by the reduction in beds in the Edinburg, Texas market as discussed previously.

During the year ended December 31, 2006, we recorded a reduction in net patient service revenue of $4.3 million whereas during the year ended December 31, 2005, we recorded an increase in net patient service revenue of $3.3 million related to changes in estimates and settlements on cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during 2006 relates to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims therefore it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

During the year ended December 31, 2006, our net patient service revenue per patient day as reported was $1,436. However, exclusive of the cost report reimbursement adjustment discussed previously, the net patient service revenue per patient day was $1,455, which represented an increase of 2.7% compared to the same period in 2005, exclusive of the New Orleans operations and the prior year cost report reimbursement adjustment. This increase on a per patient day basis was primarily the result of an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients offset by the unfavorable impact of the reimbursement changes implemented by CMS for all discharges on or after July 1, 2006, as discussed previously.

Total Expenses

Total expenses decreased by $72.7 million to $363.0 million for the year ended December 31, 2006 as compared to $435.7 million for the same period in 2005. Included in the expenses for the 2006 period is an impairment charge of $43.6 million related to goodwill as discussed previously and a gain of $1.3 million related to the early extinguishment of debt, and a loss of $0.9 million associated with the disposal of hospital equipment, primarily attributable to the closure of the Edinburg, Texas hospital discussed previously. Included in the expenses for the 2005 period are impairment charges of $74.2 million and Transaction related expenses of $62.1 million, including $54.5 million stock compensation expense associated with the Transaction. For the year ended December 31, 2006 our New Orleans operations had total expenses of $(3.6) million as compared to $23.4 million during the same period in 2005. Included in the New Orleans expenses for the year ended December 31, 2006 and 2005 are credits of $5.3 million and $7.0 million, respectively, related to the recording of Katrina related insurance proceeds during these periods. Exclusive of the goodwill impairment charges, the gain on early extinguishment of debt, the loss on asset disposals, Transaction related expenses and net expenses attributable to our New Orleans operations, total expenses increased by $47.3 million to $323.4 million for the year ended December 31, 2006 from $276.0 million for the year ended December 31, 2005.

Of this $47.3 million increase in total expenses, approximately $18.6 million was attributable to an increase in net interest expense and $2.9 million was attributable to an increase in depreciation and amortization expense. The increase in net interest expense was the result of the additional borrowings that occurred in connection with the Transactions during 2005. Depreciation and amortization expense increased primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions and amortization expense recorded on the identifiable intangible assets established as a result of the Transactions. Additionally, during the year ended December 31, 2006, our Chester County facility’s expenses were $7.1 million greater than the same period in 2005 principally due to the opening of this new facility during the third quarter of 2005.

The remaining $18.7 million of the total $47.3 million increase was the result of a combination of the increase in patient days of 5,626 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2006 period as compared to the same period in 2005.

Gain on early extinguishment of debt during 2006 was the result of our repurchasing $3 million in face of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Income Tax Expense

In 2006 we recorded income tax expense of $3.7 million which represented an annual effective rate of approximately 57.2%, excluding the impact of the $43.6 million impairment charge, as compared to an income tax benefit of $6.8 million for 2005, which represented an effective rate of 44.3%, excluding the impact of the $74.2 million impairment charges. The effective rate in 2006 is higher primarily due to the increase in the effective state income tax rates resulting from the increased interest expense incurred by the Company in 2006 which could not be allocated to certain states with income.

Net Income

For the year ended December 31, 2006, the Company reported a net loss of $40.8 million as compared to a reported net loss of $82.7 million for the year ended December 31, 2005. As noted in the foregoing discussion, the net loss for the year ended December 31, 2006 was primarily the result of goodwill impairment charges of $43.6 million. For the year ended December 31, 2005, the reported net loss of $82.7 million was primarily the result of stock compensation expense of $54.5 million recorded in connection with the Transactions and impairment charges of $74.2 million associated with goodwill and identifiable intangible and long-lived assets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview

In March 2005, we expanded our licensed beds in McAllen, Texas through the addition of a 62-bed freestanding site. In September 2005, we opened a new 39-bed hospital in West Chester, Pennsylvania and elected not to renew our lease related to a 17-bed HIH in Milwaukee, Wisconsin.

On August 11, 2005, we consummated the Transactions, including the related financing. We have allocated the purchase price based upon the fair values of the assets acquired and the liabilities assumed.

During the last week of August 2005 we evacuated our three hospitals in New Orleans as a result of Hurricane Katrina. For the twelve months ended December 31, 2005, our three New Orleans hospitals had combined net patient service revenue of $29.5 million and losses before taxes, impairment charges and insurance proceeds of $0.8 million. For the same twelve month period in 2004, net patient service revenue was $38.5 million and earnings before taxes were $9.2 million. Following the evacuation, we continued to incur expenses related to these operations although we did not generate patient service revenue from any of these sites after the evacuation. The expenses incurred were primarily salaries and benefits related to the remaining employees we retained in our New Orleans market. We terminated the majority of our employees as of December 31, 2005. The three hospitals remained closed and we will not re-open these hospitals at their previous locations.

Net Revenues

Our net patient service revenue increased by $22.2 million or 6.8% to $346.3 million in 2005 as compared to $324.1 million in 2004. Net patient service revenue from our three New Orleans hospitals was $9.0 million lower in 2005 as compared to 2004 primarily due to the closure of these three hospitals during the last week of August in the aftermath of Hurricane Katrina.

Net patient service revenue per patient day in 2005 was $1,430 and represented an increase of 4.3% as compared to 2004. This increase in net patient service revenue per patient day resulted in an increase in net revenue of $14.4 million. The increase in net patient service revenue per patient day was primarily due to a full year’s impact of CMS’ annual Medicare reimbursement updates effective July 1, 2004 and July 1, 2005. The favorable increase in Medicare net patient service revenue per patient day was partially offset by lower net patient service revenue per patient day from non-Medicare patients.

Patient days in 2005 were 2.4% higher than in 2004. This increase in patient days contributed $7.8 million of the increase in net revenues in 2005 as compared to 2004. Our New Orleans hospitals had 8,319 less patient days in 2005 as compared to 2004 due to their closure in the aftermath of Hurricane Katrina.

Total Expenses

Total expenses increased by $167.8 million to $435.7 million in 2005 as compared to $267.9 million in 2004. Included in this increase in total expenses were $54.5 million in stock compensation expenses, a goodwill impairment charge of $68.0 million and a impairment charge on identifiable intangible and long-lived assets of $6.2 million. The stock compensation expenses were due to the redemption of stock options in connection with the Transactions. The impairment charges resulted from losses sustained due the impact of Hurricane Katrina on our New Orleans operations.

Salaries, wages and benefits increased by $16.3 million in 2005 as compared to 2004. We incurred $4.7 million of expenses in 2005 related to deferred compensation, retention, severance, bonus and related tax obligations that became due as a result of the Transactions. In addition, salaries, wages and benefits increased by $0.6 million due to the opening of our new hospital in West Chester, Pennsylvania in September 2005. The remaining $11.0 million increase in salaries, wages and benefits substantially occurred at four of our hospitals and our corporate office due to the addition of new staff and merit increases for existing staff members.

Other operating expenses increased $5.6 million in 2005 as compared to 2004 primarily due to professional fees of approximately $2.1 million associated with the Transactions and an increase in contract labor of $2.3 million. The increase in contract labor was due in part to the expansion of one hospital and nursing shortages in certain of our existing markets.

The provision for doubtful accounts increased by $4.7 million in 2005 as compared to 2004. The provision for doubtful accounts as a percentage of net patient service revenue was 2.7% and 1.4% for 2005 and 2004, respectively. In 2005 we recorded a charge of $3.1 million related to patient account balances at our New Orleans hospitals. We have determined that the recovery of certain patient balances related to our New Orleans operations will likely be difficult due to the loss of medical and billing records as a result of Hurricane Katrina.

Depreciation and amortization increased by $3.7 million in 2005 as compared to 2004. This increase was primarily due to an increase in depreciation expense as a result of adjusting property and equipment to fair market value as of the date of the Transactions.

During 2005, we recorded impairment charges of $68.0 million related to goodwill and $6.2 million related to certain long-lived assets and certain identifiable intangible assets as a result of losses sustained due to Hurricane Katrina. The impairment charges assume we do not re-open our previous three hospitals that were located in New Orleans as it is not probable this will occur. We reduced the impairment charge by $0.9 million of insurance proceeds received related to our losses in New Orleans.

In 2005, we recognized a reduction in total expenses of $7.0 million due to business interruption insurance proceeds accrued as of December 31, 2005 in connection with the closure of our three New Orleans hospitals in the aftermath of Hurricane Katrina. The $7.0 million of insurance proceeds were received in January 2006.

Net interest expense increased from $3.5 million in 2004 to $15.4 million in 2005. This $11.9 million increase was due to the additional borrowings that occurred in connection with the Transactions during 2005.

Income Tax Expense

In 2005 we recorded an income tax benefit that represented an effective tax rate of 7.6%. The effective rate was lower than prior periods primarily as a result of not being able to deduct from taxable income the impairment charges related to losses sustained in our New Orleans operations and approximately $1.5 million of costs associated with the Transactions. The effective tax rate associated with $21.1 million of income tax expense recorded in 2004 was 37.6%.

Net Income

For the year ended December 31, 2005, the Company reported a net loss of $82.7 million as compared to reported net income of $35.4 million for the year ended December 31, 2004. As noted in the foregoing discussion, the reported net loss of $82.7 million for the year ending December 31, 2005 was primarily the result of stock compensation expense of $54.5 million recorded in connection with the Transactions and impairment charges of $74.2 million associated with goodwill and identifiable intangible and long-lived assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow generated by operations and the potential availability of borrowings under a revolving credit facility. Our primary liquidity requirements will be for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At December 31, 2006, our debt structure consisted of the $147.0 million aggregate principal amount of senior subordinated notes, our capital leases, and a senior secured credit facility, consisting of (i) a $252.5 million term loan facility with a maturity of six years, (ii) capital lease obligations of $5.8 million with varying maturities, and (iii) a $75.0 million revolving credit facility, including subfacilities for letters of credit and swingline loans, with a maturity of five years. The full amount available under the term loan facility was used in connection with the Transactions.

We are significantly more leveraged than we were prior to the Transactions. The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The current applicable margins are (1) 1.25% for alternate base rate revolving loans, (2) 2.25% for adjusted LIBOR revolving loans, (3) 1.25% for alternate base rate term loans and (4) 2.25% for adjusted LIBOR term loans, subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility). At December 31, 2006 the interest rate applicable to the $252.5 million under our term loan facility was 7.57%.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. As of December 31, 2006, we believe we were in compliance with all debt covenants of the senior secured facility.

We cannot guarantee that we will be able to continue to satisfy these covenant requirements in the future. As discussed previously, the loss of our New Orleans operations during 2005 and the regulatory changes recently enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. Accordingly, the margins by which we adhere to the financial ratios required by our senior secured credit facility have consistently decreased and do not allow for additional shortfalls. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default could occur, unless we are able to obtain a waiver or enter into an amendment with the senior lenders to revise the covenant requirements. The senior secured credit facility also includes provisions whereby certain defined capital contributions can cure an event of default. If we are required to obtain a waiver or execute an amendment to our senior secured credit facility, it is likely we will incur one-time fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.

We believe that our cash on hand, internally generated cash flows and the potential availability of borrowings under the revolving portion of our senior secured credit facilities, will be sufficient to finance our operations and meet our debt service requirements for the foreseeable future.

Capital Expenditures

On September 1, 2006, a newly formed subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. In connection with this Lease, Health Care REIT, INC. has agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions. We intend to use the capital that is available under this arrangement to acquire or develop new hospital facilities. See note 17 in our consolidated financial statements for additional discussion regarding this Lease.

We anticipate that we may incur capital expenditures of approximately $44.5 million in 2007 based on our current plans. These expenditures will relate to the transition plans for facilities affected by the new 25% host hospital admission threshold regulations, market expansion opportunities, investment in information technology enhancements, medical equipment and facility maintenance. Our current capital expenditures budget includes approximately $25 million to complete the development of new hospital facilities in connection with our HIH transition plan. We expect these new hospital facilities may be financed through a new master lease with Health Care REIT, Inc. pursuant to a term sheet entered into between us and Health Care REIT, Inc. during February                      2007, on essentially the same terms as the Lease discussed in the foregoing. A significant portion of the remaining capital budget relates to medical equipment associated with our new facilities noted above, as well as, ongoing maintenance expenditures in our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures. We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility.

Historical Cash Flow

Twelve Months Ended December 31, 2006, 2005 and 2004

To provide a more meaningful comparison in the discussion below, the financial data for the period from August 11, 2005 through December 31, 2005 (Successor Period) has been added to the financial information for the period from January 1, 2005 through August 10, 2005 to arrive at the combined twelve months ended December 31, 2005, even though the Predecessor and Successor results are not comparable due to the Transactions. This combined data is referred to herein as the twelve months ended December 31, 2005. We believe that this presentation is a more meaningful presentation of our operating results even though the approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. This combined data is referred to herein as the combined twelve months ended December 31, 2005. A summary of this combined data appears below (in thousands of dollars):

			Successor	Predecessor
	Year Ended December 31, 2006	Combined Twelve Months Ended December 31, 2005	Period from August 11 through December 31, 2005	Period from January 1 through August 10, 2005	Year Ended December 31, 2004
Net cash provided by operating activities	$49,673	$37,600	$17,213	$20,387	$17,294
Net cash used in investing activities	(27,447)	(522,497)	(519,582)	(2,915)	(11,367)
Net cash provided by (used in) financing activities	(8,819)	507,852	522,212	(14,360)	(7,253)

Operating activities provided $49.7 million and $37.6 million in cash during the twelve months ended December 31, 2006 and 2005, respectively.

During 2006, income taxes paid and received resulted in a net receipt of $5.1 million primarily due to the receipt of $14.4 million related to a refund of 2005 federal income tax payments. This tax benefit was the result of expenses recorded related to the Transactions during 2005. Additionally, during 2006 we received $12.3 million in insurance recoveries, $7.0 million of which was recorded as a receivable at December 31, 2005, as a result of the impact of Hurricane Katrina on our New Orleans operations.

Accounts receivable increased by $11.8 million during 2006 as compared to an increase of $20.1 million during 2005. This increase was partially attributable to the implementation of a new patient accounting system during the fourth quarter of 2006. Days of net patient service revenue in accounts receivable at December 31, 2006 had increased to 77.1 as compared to 73.6 at December 31, 2005.

Cash used in investing activities was $27.4 million during 2006 as compared to $522.5 million in 2005. The cash used in 2005 was primarily related to the Transactions. Also during 2005 equipment purchased through capital lease financing was $6.1 million. During 2006 we funded all equipment purchases, other than $1.1 million, using our available cash on hand. Additionally, we used $8.8 million to purchase the land and fund construction for our new free-standing facility in the Milwaukee, Wisconsin market and have used $7.9 million to fund initial construction for our new free-standing facility in the San Antonio, Texas market.

Cash used by financing activities during 2006 was $8.8 million as compared to cash provided by financing activities of $507.9 million for the same period in 2005. Included in the $8.8 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes. The sources of cash flow from financing activities in the 2005 period were substantially a result of the borrowings and equity investments made to finance the Transactions. The uses of cash in the 2005 period financing activities was substantially to repay certain of our debt obligations as of the date of the Transactions and pay deferred financing cost associated with the Transactions.

At December 31, 2006 we had cash and cash equivalents of $33.3 million and working capital of $64.0 million.

The primary causes of the $20.3 million increase in cash provided by operating activities in 2005 as compared to 2004 was due to an additional $28.4 million provided due to the change in estimated third-party settlements that was partially offset by an increase in patient accounts receivable by $11.6 million more than the corresponding 2004 increase.

Estimated third-party payor settlements decreased by $5.6 million in 2005 as compared to an increase of $22.9 million in 2004. During 2005, we have been working closely with our Medicare fiscal intermediaries in an attempt to assure that our periodic interim payments more closely approximate the amounts actually owed to us for treating Medicare patients. Patient accounts receivable increased by $11.6 million over the corresponding increase in 2004. This increase was primarily due to the impact of less patient account collections in 2005 due to the transition of our business office from Shreveport, Louisiana to Plano, Texas during the second and third quarters of 2005. The remainder of the cash flow variances for these periods were substantially due to differences in the changes in various other operating assets and liabilities.

Operating activities in 2004 provided $17.3 million in cash. Included in operating activities was a reduction of cash of $22.9 million due to the change in estimated third-party payor settlements. The estimated third- party payor settlements balances can fluctuate due to changes in the amounts of interim periodic payments received from Medicare as compared to the total amounts due to us for treating Medicare patients. The remainder of the cash flow variances for these periods was substantially due to differences in the changes in various other operating assets and liabilities.

Cash used for investing activities was $522.5 million in 2005, $11.4 million in 2004 and $0.7 million in 2003. In 2005, $518.6 million of these uses related to the Transactions. Investing activities for each year includes the purchase of property and equipment used in our business that is not financed through capital leases. The increased usage in 2004 was substantially related to the purchase of our Pittsburgh hospital in February of 2004 that was leased prior to the date of purchase.

Cash provided by financing activities was $522.2 million in 2005, and in 2004 we used $7.2 million in cash for financing activities. The sources of cash flow from financing activities in 2005 were substantially a result of the borrowings and equity investments made to finance the Transactions. The uses of cash in 2005 financing activities was substantially to repay certain of our debt obligations as of the date of the Transactions. In 2005 and 2004, financing activities included scheduled debt service payments.

At December 31, 2005 we had cash and cash equivalents of $19.8 million and working capital of $82.5 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006.

	Payments Due by Year
Contractual Obligation(1)	Total	2007	2008-2009	2010-2011	2012 and beyond
Senior Secured Credit Facility	$252,450	$3,188	$5,100	$5,100	$239,062
9 1/4% Senior Subordinated Notes	147,000	—	—	—	147,000
Capital Lease Obligations	6,255	4,146	1,945	164	—

Total debt	405,705	7,334	7,045	5,264	386,062
Interest(2)	196,255	34,160	64,563	63,791	33,741
Operating leases	83,329	13,897	21,462	15,482	32,488

Total contractual obligations	$685,289	$55,391	$93,070	$84,537	$452,291

(1)	This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement.”
(2)

The interest obligation was calculated using the interest rate as of December 31, 2006 of 7.57% for the senior secured credit facility, and the stated interest rate of 9  1/4% for the senior subordinated notes.

Self-Insurance

We self-insure a portion of our liabilities for general, professional and medical insurance liabilities. The estimated ultimate liability associated with this self-insured portion is reflected in current and non-current liabilities.

Seasonality

Our business experiences seasonality as a result of variation in census levels, with historically the highest census in the first quarter of the year and the lowest census in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. Long-term acute care hospital PPS payments are fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the final rules issued by CMS for LTACHs for the 2007 fiscal year did not provide for an inflation update whereas the rules proposed by CMS for LTACHs for the 2008 fiscal year include a 0.71% general market basket increase.

Labor and supply expenses make up a substantial portion of our operating expense structure. These expenses can be subject to increase in periods of rising inflation. To date, we have been able to offset such increases with corresponding increases in reimbursement and the implementation of cost control measures. There can, however, be no assurance that we will be successful in offsetting future cost increases.

ITEM 7A.	Qualitative and Quantitative Disclosures about Market Risk

At December 31, 2006 we had $252.5 million in senior term loans outstanding and $73.6 million of borrowing availability under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior credit facility we are required to enter into an interest rate swap agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

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

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our executive officers and directors.

Name	Age	Position(s)
W. Earl Reed, III	55	Chairman of the Board of Directors and Chief Executive Officer
Phillip B. Douglas	49	Executive Vice President—Chief Financial Officer
Jill L. Force	54	Executive Vice President—General Counsel
Catherine A. Conner	50	Senior Vice President of Human Resources
Leroy F. Thompson, Jr.	54	Senior Vice President Hospital Operations
Timothy L. Hunt	46	Senior Vice President of Development
Grant B. Asay	48	Senior Vice President Hospital Operations
Chris A. Walker	38	Senior Vice President—Chief Accounting Officer and Treasurer
Judith K. Hogan	55	Vice President of Clinical Services
Karen H. Bechtel	57	Director
W. Robert Dahl	50	Director
Eric J. Edell	30	Director
Stephen H. Wise	34	Director
Wayne T. Smith	61	Director
Carl F. Pollard	68	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers:

W. Earl Reed, III, a CPA, has served as our Chief Executive Officer and Chairman of the Board since August 11, 2005. Prior to joining LifeCare, Mr. Reed served as Chief Executive Officer of The Allegro Group, a consulting firm that advises healthcare providers and investors in healthcare companies on operational and business matters, from 1998 to 2005. During his tenure at The Allegro Group, Mr. Reed was appointed Chief Executive Officer of Rehab Designs of America, Inc., a provider of orthotic and prosthetic devices, and served in that position from 2000 until 2001. Prior to joining The Allegro Group, Mr. Reed was Chief Financial Officer of Vencor, Inc. now Kindred Healthcare, Inc. from 1987 until 1998. Mr. Reed serves on the board of directors of Almost Family, Inc.

Phillip B. Douglas has served as our Chief Financial Officer since January 30, 2006. Prior to joining LifeCare, Mr. Douglas was Chief Financial Officer of Workscape, Inc., a private-equity owned company, from 2000 until 2005, From 1996 until 1999 Mr. Douglas was founder and Chief Executive Officer of Management and Technology Solutions, Inc., a developer and provider of IT solutions to physician organizations. From 1992 to 1995 Mr. Douglas was the Chief Financial Officer and Co-Founder of HealthSpring, Inc., a physician practice management company that was later acquired by The MetraHealth Companies (“MetraHealth”). MetraHealth was ultimately acquired by United HealthCare Corporation, where Mr. Douglas served as Senior Vice President of Finance for the combined companies from 1995 to 1996.

Jill L. Force, a CPA and attorney, has served as our Executive Vice President and General Counsel since August 11, 2005. Prior to joining LifeCare she was Executive Vice President of The Allegro Group from 1999 until the closing of the Transactions. Ms. Force served as Senior Vice President and General Counsel of Vencor, Inc., now Kindred Healthcare, Inc., from 1989 until 1999.

Catherine A. Conner has served as the Senior Vice President of Human Resources since May 2006. She was previously the Executive Director of Strategic Staffing with Applebee’s International, Inc. from 2001 to 2006 and Vice President of Human Resources at Rehab Designs of America, a prosthetic and orthotic provider, from 1997 to 2000. Ms. Conner also previously served as Director of HR for a Boston Market franchisee and headed up staffing for Houlihan’s restaurant group.

Leroy F. Thompson, Jr. a CPA, has been with LifeCare since 1999. He currently serves as Senior Vice President of Regional Operations and he served as the Company’s Chief Financial Officer from 1993 to 1999. Prior to joining LifeCare, Mr. Thompson worked with the international accounting firm of Ernst and Young specializing in healthcare consulting and financial services.

Timothy L. Hunt has worked in various capacities within LifeCare since 1997. Since 2005, he has served as Senior Vice President of Development. He served as Senior Vice President of Ancillary Services from 2003 through 2005, and from 1997 to 2002, he served as Chief Executive Officer of a special division of LifeCare offering pharmacy, outpatient rehabilitation and respiratory services. Prior to joining LifeCare, Mr. Hunt worked in the pharmacy contract management business for 12 years with Owen Healthcare.

Grant B. Asay has served as Senior Vice President of Regional Operations for the Company since June 2006. From 2002 until June 2006, he served as a Regional Director for Select Medical Corporation. Prior to joining Select, Mr. Asay served as the Chief Executive Officer of community hospitals in Montana, Nevada and Alaska.

Chris A. Walker, has served as our Senior Vice President—Chief Accounting Officer and Treasurer since 1997. Prior to joining LifeCare, he worked as a Certified Public Accountant with KPMG LLP from 1991 until 1997.

Judith K. Hogan RN, MSN, has served as VP of Clinical Operations since September 2006. She served as Regional Director of Clinical Operations —South Region for Kindred Healthcare from 2004 to 2006 and Director of Quality Management for Kindred Hospital Dallas from 2001 to 2004. Prior to joining Kindred, Ms. Hogan provided independent consulting services to healthcare providers and served as Director of Quality Management, Chief Clinical Officer, Chief Operations Officer and Chief Executive Officer for various hospital providers.

Karen H. Bechtel has served as a director since August 2005. Ms. Bechtel is a Managing Director of The Carlyle Group and head of the US buyout group that focuses on opportunities in the healthcare sector. Previously, Ms. Bechtel was a Managing Director of Morgan Stanley’s Private Equity Group, where she was a member of the investment committee. From 1993 to 1997, Ms. Bechtel was Co-head of the Strategic Finance Group. She was also a founder and head of Princes Gate Private Equity Investors, a $650 million bridge equity fund.

W. Robert Dahl is a private investor and has served as a director since August 2005. From 1999 to 2006 Mr. Dahl was a Managing Director of The Carlyle Group. Additionally from 1999 to 2005, Mr. Dahl was head of the Carlyle Healthcare team. He was Co-head of this team during 2006. Prior to joining Carlyle, Mr. Dahl was Co-head of the U.S. healthcare group at Credit Suisse First Boston.

Eric J. Edell has served as a director since August 2005. Mr. Edell is a Vice President of The Carlyle Group focused on U.S. buyout investments in the healthcare sector and has been with The Carlyle Group since 2002. From 2000 until 2002, Mr. Edell was an Associate at Spectrum Equity Investors, a private equity firm focused on the communications and media sectors. Mr. Edell worked at Goldman Sachs & Co.’s Private Equity Group from 1999 until 2000.

Stephen H. Wise has served as a director since July 2006. Mr. Wise is a Principal of The Carlyle Group focused on U.S. buyout investments in the healthcare industry. Prior to joining Carlyle, Mr. Wise worked with JLL Partners where he focused on health care related investments. Previously he worked with J. W. Childs, a private equity firm, and prior to that worked in the leverage finance group of Credit Suisse First Boston.

Wayne T. Smith is the Chairman, President and Chief Executive Officer of Community Health Systems, Inc. and has served as a director since August 2005. Previously, Mr. Smith spent 23 years at Humana Inc., most recently as President and Chief Operating Officer, and as a director, from 1993 to mid-1996. He is also a director of Praxair, Inc. Mr. Smith is a member of the board of directors and a past chairman of the Federation of American Hospitals.

Carl F. Pollard has served as a director since October 2006. He has been the owner of Hermitage Farm, a commercial thoroughbred breeding operation, since 1995. He is also the Chairman of Churchill Downs, Inc., and serves as a director of DNP Select Income Fund, Inc., Duff & Phelps Utility Corporate Bond Trust and DTF Tax-Free Income, Inc.

Board

Our Board directs the management of our business as provided by Delaware law and conducts its business through regularly scheduled meetings. The board reviews and approves, among other matters, the compensation of our Chief Executive Officer, and our equity incentive plans. Furthermore, the board monitors our corporate financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. Our board has the responsibility to appoint and to review fee arrangements with our independent auditors.

Prior to the Transactions, we had an audit and compensation committee of the board of directors. These committees have not been established subsequent to the date of the Transactions. Our securities are not listed on a securities exchange and we are not subject to the corporate governance requirements of a securities exchange. In the future we anticipate we may establish standing committees of the board including audit and/or compensation committees. We will consider establishing other committees of the board, from time to time, when necessary to address specific issues. Our board of directors consulted with our Chief Executive Officer concerning the compensation of our executive officers, other than the Chief Executive Officer, subsequent to August 11, 2005.

Code of Ethics

We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our president and chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct is available on our Internet website, www.lifecare-hospitals.com. Our code of conduct may also be obtained by contacting us at 469-241-2100. Any amendments to our code of conduct or waivers from the provisions of the code for our president and chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.

Item 11.	COMPENSATION DISCUSSION AND ANALYSIS

The following analysis relates to compensation for each person who served as our Chief Executive Officer and Chief Financial Officer during 2006, the three other executive officers who were the most highly compensated for the year ended December 31, 2006 and two prior executive officers who would have been included as one of the three other most highly compensated executive officers if they were still employed at December 31, 2006. We refer to these individuals collectively as our “Named Executive Officers.”

Overview of Compensation Process. The Board of Directors sets the compensation of the Company’s executive officers, evaluates their performance and administers the Company’s incentive plans. The Company’s securities are not listed on a stock exchange. Accordingly, the Company is not subject to stock exchange corporate governance standards, such as the requirement to establish a compensation committee. Although W. Earl Reed, III, our Chief Executive Officer, is a member of the Board of Directors, he does not participate in the determination of his compensation.

The Board annually reviews executive compensation and the Company’s policies to ensure that the Chief Executive Officer and other executive officers are appropriately rewarded for their contributions to the Company. The Board seeks to align the Company’s compensation strategy with the objectives of the Company, as well as stockholder interests. In addition, the Board solicits the views and recommendations of our Chief Executive Officer when setting the salaries of our other executive officers, given his insight into internal pay equity, as well as executive officer performance. The Board considers these recommendations in the final compensation decisions and gives them significant weight, provided such recommendations are otherwise consistent with the Company’s compensation philosophies. However, the Board makes all final decisions concerning executive officer compensation.

Compensation Philosophy. The fundamental objective of our compensation program is to attract, retain and motivate executive leadership for the Company who will execute our business strategy, uphold our Company values and enhance the value of the Company. To fulfill this objective, the Board has developed compensation policies and plans designed to attract, retain and motivate highly qualified and high-performing executives through compensation that is:

•	Aligned with Stockholder Interests – Equity incentives should be used to align the interests of our executive officers with stockholder interests.

•	Performance-based – A meaningful component of compensation should be tied to the Company’s performance.

•	Equitable — Executive compensation should consider internal pay equity as well as compensation paid by similarly situated companies.

The Board’s compensation philosophy for each executive officer focuses on an analysis of the executive officer’s performance for the year, projected responsibilities, importance to the execution of the Company’s business strategy, external pay practices and total compensation positioning. The Board’s philosophy also takes into account employee retention, potential recruitment by other companies, compensation policies of other companies, and the expense and difficulty of replacing executives.

Compensation Program for 2006. Based on the Company’s compensation philosophy, the Board determined that our Company should provide executive officers with compensation comprised of three primary elements: (1) base salary; (2) annual performance awards payable in cash; and (3) long-term equity incentive awards. The analysis regarding the establishment of these three components of executive compensation for 2006 is set forth below.

Base Salary – The Company has entered into employment agreements (“Employment Agreements”) with the Named Executive Officers, listed below. While the Employment Agreements establish a base salary for each of these executive officers, their salaries are subject to adjustment from time to time by the Board of Directors in its sole discretion. The Board reviews and approves salaries for our executive officers, including those executive officers who are parties to an Employment Agreement, each year. The Board seeks to provide base salaries for our executive officers appropriate to their experience, professional status, job responsibilities and performance. The Board’s decision also takes into account factors such as prior year salary, tenure, performance, responsibilities and salaries paid by other companies. The Board also considers recommendations presented to the Board by the Chief Executive Officer with respect to the salaries of the other executive officers. Based on these factors, the Board approved base salaries for our Named Executive Officers for 2006 in the following amounts:

Name	Title	Base Salary for 2006
W. Earl Reed, III	Chief Executive Officer	$450,000
Phillip B. Douglas	Executive Vice President and Chief Financial Officer	275,000	(1)
Jill L. Force	Executive Vice President and General Counsel	260,000
Leroy F. Thompson, Jr.	Senior Vice President Regional Hospital Operations	211,368
Timothy L. Hunt	Senior Vice President Development	186,811
Bryan D. Burklow	Executive Vice President and Chief Operating Officer	300,000	(2)
James D. Shelton	Executive Vice President and Chief Financial Officer	285,000	(2)

(1)	Mr. Douglas became Executive Vice President and Chief Financial Officer of the Company on February 1, 2006. Accordingly, the amount of salary paid in 2006 to Mr. Douglas was $248,592.
(2)	Mr. Burklow and Mr. Shelton ceased to serve as executive officers of the Company on September 28, 2006 and January 31, 2006, respectively. The amount of salary paid in 2006 to Mr. Burklow and Mr. Shelton was $285,838 and $82,212, respectively.

Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives are provided to our executive officers based on the extent to which performance targets are met. The Board believes these bonuses reward executives for achieving the Company’s shorter-term goals and values. For 2006, the target incentive opportunity was equal to 60% of base salary for our Chief Executive Officer and 35-60% of base salary for executive officers other than the chief executive officer. 70% of our executive officers’ incentive opportunity was based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization. The plan was structured to provide incremental increases in this portion of the incentive (as a percentage of target incentive opportunity) starting from no incentive for reaching up to 94.9% of the EBITDA target to a maximum incentive of 200% of the EBITDA target incentive opportunity for reaching over 135% of the EBITDA target. The other component of the incentive opportunity was based on the individual’s performance and comprised 30% of the incentive opportunity. If the executive officer’s performance did not meet expectations, the executive officer would not be entitled to any payout for the individual component of the incentive opportunity. If the executive officer met expectations in whole or in part, the executive officer would be entitled to up to 100% of the target incentive.

Based on the foregoing criteria and the decision of the Board that all of the Named Executive Officers serving at the end of 2006 met or exceeded expectations for their individual performance objectives, the following bonuses were awarded to such Named Executive Officers for 2006:

Name	Title	Bonus for 2006	% of Base Salary
W. Earl Reed, III	Chief Executive Officer	$290,003	64.4%
Phillip B. Douglas	Executive Vice President and Chief Financial Officer (since 2/1/06)	160,193	64.4%
Jill L. Force	Executive Vice President and General Counsel	167,554	64.6%
Leroy F. Thompson, Jr.	Senior Vice President Regional Hospital Operations	66,000	31.2%
Timothy L. Hunt	Senior Vice President Development	63,000	33.7%

Long-Term Equity Incentive Compensation. One of the Company’s primary compensation philosophies is that long-term equity compensation should strengthen and align the interests of our executive officers with stockholder interests. The Board believes that the use of stock-based awards is an effective means to enable the Company to attract and retain high quality executives. In addition, we believe that stock ownership encourages our executive officers to think and act as stockholders.

Our 2005 Equity Incentive Plan provides for grants of restricted shares and options to purchase shares of LCI Holding Company, Inc’s common stock. Employees, as well as independent directors, are eligible to receive grants under the 2005 Equity Incentive Plan. Awards are generally granted to our executive officers upon hiring and on a periodic basis thereafter as the Board deems appropriate. Typically, the Board approves these awards at its August meeting after considering the actual performance of the Company for the prior year as compared to performance targets set by the Board. The Board may approve additional awards under other circumstances, such as the promotion of a person to a higher position or in recognition of special contributions made by the executive officer. During 2006, no restricted shares were granted to the Named Executive Officers. Non-qualified stock options were granted to the Named Executive Officers, as follows:

Name	Title	Non-Qualified Options Granted in 2006 (shares)
		2006 Grants	2005 Replacement Grants
W. Earl Reed, III	Chief Executive Officer	100,000	160,000
Phillip B. Douglas	Executive Vice President and Chief Financial Officer (since 2/1/06)	130,000	—
Jill L. Force	Executive Vice President and General Counsel	50,000	75,000
Leroy F. Thompson, Jr.	Senior Vice President Regional Hospital Operations	15,000	24,000
Timothy L. Hunt	Senior Vice President Development	15,000	20,000
Bryan D. Burklow(1)	Executive Vice President and Chief Operating Officer (through 9/28/06)	50,000	80,000
James D. Shelton	Executive Vice President and Chief Financial Officer (through 1/31/06)	—	—

(1)	All of Mr. Burklow’s option grants were either forfeited or expired upon his resignation on September 28, 2006.

Replacement Options

On August 10, 2006, outstanding options with an exercise price of $10 per share, including certain options held by the Named Executive Officers, were cancelled, and new options with an exercise price of $6 per share were issued. These replacement options retained the material terms of the original options other than the exercise price. The Board of Directors approved the cancellation of the original options and issuance of the replacement options primarily as a result of the adverse impact of the closing of our New Orleans facilities following Hurricane Katrina. The original options were designed to facilitate our efforts to retain these executive officers as well as provide incentive to maximize their performance on our behalf. Because the closing of the New Orleans facilities was the result of an event over which our executive officers had no control, the Board felt that it was appropriate to grant the replacement options with an exercise price equal to the fair market value on the date of their issuance.

The stock options granted vest in one-fourth increments over four years beginning on the first anniversary date of the grant. However, the options will become fully vested upon the death or disability of the executive officer or a change in control of the Company. The stock options are each subject to the terms of the Incentive Plan and the individual stock option agreements.

Compensation of Chief Executive Officer. Our Chief Executive Officer is compensated pursuant to the same compensation programs as our other executive officers, as fully described above. In 2006, our Chief Executive Officer was paid a salary of $450,000, earned a bonus of $290,003 and was granted new options to purchase 100,000 shares of common stock and replacement options to purchase 160,000 shares of common stock. He received other compensation in the total amount of $36,574 which primarily included travel cost reimbursement and the Company’s matching contribution to his 401(k) plan account.

Compensation Programs for 2007. The Board’s compensation philosophy and compensation program for executive officers for 2007 remain consistent with those in effect for 2006. The Board granted nominal salary increases to all executive officers for 2007, except for our Chief Executive Officer, whose base salary was increased from $450,000 to $500,000. The Board determined that the Chief Executive Officer’s salary should be increased by this amount in order to maintain a competitive salary, as well as reflect his performance in 2006.

Retirement Plan. All employees of the Company are eligible to participate in the Company’s 401(k) plan, and can contribute up to 15% of their base salary (subject to statutory limitations). The Company has the discretion to match up to 33.3% of the first six percent of eligible employee contributions to our 401(k) plan. The matching contributions are made in cash and vest over a three-year period. In 2006, the Company contributed the following amounts on behalf of the Company’s Named Executive Officers: Mr. Reed, Chief Executive Officer — $2,077; Mr. Douglas, Executive Vice President and Chief Financial Officer — $0; Ms. Force, Executive Vice President and General Counsel — $3,989; Mr. Thompson, Senior Vice President Regional Hospital Operations — $4,972; Mr. Hunt, Senior Vice President Development — $4,982; Mr. Burklow, Executive Vice President and Chief Operating Officer (through September 28, 2006) — $4,999; and Mr. Shelton, Executive Vice President and Chief Financial Officer (through January 31, 2006) — $0.

Severance and Change in Control Benefits. The Board believes that reasonable severance and change in control benefits are necessary in order to secure and retain highly qualified executive officers. These benefits reflect the fact that it may be difficult for executive officers to find comparable employment within a short period of time. They also reflect the generally competitive recruiting environment within our industry. The Board does not typically consider the value of potential severance and change in control provisions when assessing annual compensation because these payouts are contingent and have a primary purpose unrelated to those of ordinary compensation.

The Company has Employment Agreements in place with each of our Named Executive Officers who continued to serve at December 31, 2006. In general, these agreements provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If the executive officer’s employment is terminated by the Company “without cause” or by the executive officer for “good reason” (each as defined in the executive officer’s employment agreement), the executive officer is entitled to receive: (1) all accrued benefits, (2) a severance payment equal to a continuation of his or her annual base salary for a period of one to three years, (3) a pro-rated bonus amount; and (4) in some cases payment of health insurance benefits for 18 months to three years following the date of termination. If certain of the executive officers are terminated as a result of death or disability, the executive officer is entitled to receive accrued salary, unpaid bonus and a bonus (pro-rated through the termination date) and other benefits required by applicable law or our employee benefit plans. In addition, certain executives are entitled to an additional six months salary upon death or disability. The severance payment provisions for the Named Executive Officers are described in the table below:

Name	Title	Severance Payment Equal to Annual Base Salary for this Period	Pro-Rated Bonus Amount Upon Termination Without Cause or by NEO for Good Reason
W. Earl Reed, III	Chief Executive Officer	3 years	3 times the lesser of 60% of base salary on date of termination or the annual bonus paid to in the immediately preceding fiscal year.

Phillip B. Douglas	Executive Vice President and Chief Financial Officer (since 2/1/06)	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year

Jill L. Force	Executive Vice President and General Counsel	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year

Leroy F. Thompson, Jr.	Senior Vice President Regional Hospital Operations	1 year	None

Timothy L. Hunt	Senior Vice President Development	1 year	None

The following table provides the amount of potential cash severance payable and the estimated value of continuing insurance benefits to each of the Named Executive Officers who were serving in that capacity at December 31, 2006, based on the assumption that the Named Executive Officer’s employment terminated on December 31, 2006, under circumstances that entitled the Named Executive Officer to the maximum potential severance payment immediately thereafter. The table also includes the value of accelerated vesting of options and restricted stock if severance rights are triggered pursuant to a change of control event.

Name	Title	Amount of Potential Severance Benefits	Estimated Value of Insurance Benefits	Acceleration of Stock Options and Restricted Stock (1)
W. Earl Reed, III	Chief Executive Officer	$2,160,000	$42,012	$147,600
Phillip B. Douglas	Executive Vice President and Chief Financial Officer	660,000	21,006	—
Jill L. Force	Executive Vice President and General Counsel	622,157	21,006	73,800
Leroy F. Thompson, Jr.	Senior Vice President Regional Hospital Operations	211,368	—	—
Timothy L. Hunt	Senior Vice President Development	186,811	—	—

(1) As of December 31, 2006, the stock option exercise price of $6.00 per share exceeded the $3.69 per share fair market value of the underlying common stock. Accordingly, no amounts are shown in this column attributable to the acceleration of stock options as of December 31, 2006. The amounts shown in this column represent the value of the restricted stock held by the Named Executive Officer with respect to which vesting would accelerate, based on the $3.69 per share fair market value of common stock on December 31, 2006. The $3.69 per share fair market value used herein is based upon an independent valuation of the Company as of December 31, 2006 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 7 to our consolidated financial statements.

Non-Competition, Non-Solicitation and Confidentiality .

Mr. Reed is subject to certain non-competition, non-solicitation and confidentiality restrictions for a period of three years following the termination of his employment with the Company. Each of the other Named Executive Officers is also subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of one year to 18 months following the termination of employment with the Company.

Perquisites and Other Benefits. The Named Executive Officers are eligible for benefits generally available to other employees of the Company who are exempt for purposes of the Fair Labor Standards Act, including health insurance, disability and life insurance. The Company also reimburses the Named Executive Officers for reasonable, customary and necessary business expenses incurred or paid by them in the performance of their duties and responsibilities to the Company.

Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility by the Company of compensation in excess of $1.0 million to the Chief Executive Officer or certain other highly compensated executive officers. However, compensation that is paid pursuant to a plan that is performance-based, non-discretionary and has been approved by shareholders is generally eligible for exemption from the calculation of the $1.0 million limitation. When feasible, the Company expects to structure performance-based compensation awarded in the future to executive officers who may be subject to section 162(m) in a manner that may allow the compensation to satisfy the requirements for exclusion from the calculation of the limitation. However, the Board reserves the authority to award non-deductible compensation as deemed appropriate. Further, because of the uncertainties and ambiguities as to the application and interpretation of section 162(m) and related regulations, there is no assurance that even if compensation is intended to satisfy the requirements for deductibility, that such compensation will in fact do so.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)		Total ($)
W. Earl Reed, III Chairman of the Board of Directors and Chief Executive Officer since August 11, 2005	2006	450,008	290,003	143,901	88,161	—	—	36,574	(4)	1,008,647

Phillip B. Douglas Executive Vice President and Chief Financial Officer since February 1, 2006	2006	248,592	160,193	—	94,892	—	—	32,587	(4)	536,264

Jill L. Force Executive Vice President and General Counsel since August 11, 2005	2006	259,232	167,554	71,843	42,259	—	—	34,832	(4)	575,720

Leroy F. Thompson, Jr., Senior Vice President Regional Hospital Operations	2006	211,368	66,000	—	13,224	—	—	10,847	(5)	301,439

Timothy L. Hunt Senior Vice President Development	2006	186,811	63,000	—	11,767	—	—	9,788	(5)	271,366

Bryan D. Burklow Executive Vice President and Chief Operating Officer until September 28, 2006	2006	285,838	90,000	26,968	28,827	—	—	424,642	(6)	856,275

James D. Shelton Executive Vice President and Chief Financial Officer until January 31, 2006	2006	82,212	—	—	—	—	—	458,532	(7)	540,744

1.	Bonuses relate to amounts earned during the year ended December 31, 2006 that will be paid during the year ended December 31, 2007.
2.	Amounts relate to the vesting of a portion of restricted stock that was awarded to the employee during the year ended December 31, 2005 based on the fair value of the shares at the date of grant.
3.	This column represents the expense recorded by the Company for these option awards during 2006 in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”). See Note 3 of the consolidated financial statements regarding assumptions underlying the valuation of equity awards pursuant to SFAS 123R. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that may be recognized by the named executive. The actual value, if any, the Named Executive Officer may realize upon exercise of the options will depend on the excess of the stock price over the exercise price on the date the options are exercised.
4.	All Other Compensation for Mr. Reed, Mr. Douglas, and Ms. Force includes travel cost reimbursement and related income taxes of $34,498, $30,463, and $28,718, respectively, along with the Company’s 401K matching contribution as previously discussed.
5.	Includes the Company’s 401k matching contribution and other benefits for Mr. Thompson and Mr. Hunt.
6.	Mr. Burklow’s other compensation includes $300,000 of accrued severance that will be paid in 2007, $27,519 of travel reinbursement, and $7,123 in other expenses.
7.	Mr. Shelton’s other compensation included $197,309 of paid severance and $230,191 of accrued severance to be paid out in 2007. He also received $26,867 of previously accrued paid-time-off in addition to $4,165 of other benefits.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to the options granted during the year ended December 31, 2006 to each of our named executive officer.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	(1)(2) Grant Date Fair Value of Option Award($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
W. Earl Reed, III	8/10/06 8/11/06	— —	— —	— —	— —	— —	— —	— —	160,000 100,000	6.00 6.00	468,800 319,000
Phillip B. Douglas	8/11/06	—	—	—	—	—	—	—	130,000	6.00	414,700
Jill L. Force	8/10/06 8/11/06	— —	— —	— —	— —	— —	— —	— —	75,000 50,000	6.00 6.00	219,750 159,500

Leroy F. Thompson, Jr.	8/10/06 8/11/06	— —	— —	— —	— —	— —	— —	— —	24,000 15,000	6.00 6.00	70,320 47,850

Timothy L. Hunt	8/10/06 8/11/06	— —	— —	— —	— —	— —	— —	— —	20,000 15,000	6.00 6.00	58,600 47,850

Bryan D. Burklow	8/10/06 8/11/06	— —	— —	— —	— —	— —	— —	— —	80,000 50,000	6.00 6.00	234,400 159,500

James D. Shelton	—	—	—	—	—	—	—	—	—	—	—

1.	All of Mr. Burklow’s option grants were either forfeited or expired upon his resignation from the Company on September 28, 2006.
2.	This column shows the full grant date fair value of options granted in 2006, including the 2005 option grants that were canceled and reissued on August 10, 2006 as were fully discussed previously. Generally the full grant date fair value is the amount that the Company would expense in its financial statements over the vesting schedule underlying the options in accordance with SFAS 123R. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model. For additional information on the valuation assumptions, refer to Note 3 of the consolidated financial statements. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that will be recognized by the Name Executive Officers. The actual value, if any, that a Named Executive Officer may realize upon exercise of the options will depend on the excess of the stock price over the exercise price on the date the options are exercised.

Agreements with Employees

Mr. Reed is employed as Chairman and Chief Executive Officer pursuant to a written employment agreement with an initial term ending on August 11, 2008. Pursuant to the employment agreement, Mr. Reed is entitled to receive an annual salary and is eligible for an annual bonus based on achievement of performance objectives established by our board of directors. The target amount of the annual bonus is 60% of Mr. Reed’s base salary. If Mr. Reed is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for three years and an annual bonus equal to the lesser of 60% of Mr. Reed’s base salary in effect on the date of termination or the annual bonus paid to him in the immediately preceding fiscal year. Mr. Reed is subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of three years following the termination of his employment with the Company.

Each of the other named executive officers is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the named executive officer is entitled to receive an annual salary and an annual formula bonus based on achievement of company performance objectives and a discretionary bonus. If the employment of any of the other named executive officers is terminated other than for cause or if the officer resigns voluntarily for good reason, the officer is entitled to continue to receive his or her salary for one year to 18 months based upon the terms of his or her individual employment agreement plus any earned but unpaid bonus. The other named executives are also subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of one year to 18 months following the termination of their employment with the Company.

Management Incentive Plans

2005 Equity Incentive Plan

On November 4, 2005, our parent company’s board of directors and shareholders ratified the 2005 Equity Incentive Plan (“Plan”) that covers 2,860,000 shares of the our parent company’s common stock, and accordingly, our parent company has reserved a like number of shares out of its authorized, but unissued shares of common stock for issuance under the Plan. Through December 31, 2006, the board had approved the issuance of 160,000 restricted stock awards and 1,337,000 stock options to certain of our employees. The restricted stock awards will become fully vested on August 12, 2008. All stock option granted prior to August 11, 2006 pursuant to the plan were granted with an exercise price of $10 per share and had 10-year terms. Stock option grants on and after August 11, 2006, have been granted with an exercise price of $6 per share and have 10-year terms. On August 10, 2006, the cancelled and regranted the options granted in 2005 at an exercise price of $6 per share exercise price of the options granted through that date. The exercise price of these options was lowered from $10 per share to $6 per share. No other changes were made to the terms and conditions of these options.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options previously awarded and the vesting of previously awarded restricted stock to the Named Executive Officers at December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
W. Earl Reed, III	— 40,000	100,000 120,000	— —	6.00 6.00	8/11/16 8/11/15	2006 2005	— 40,000	— 147,600	— —	— —
Phillip B. Douglas	—	130,000	—	6.00	8/11/16	2006	—	—	—	—
Jill L. Force	— 18,750	50,000 56,250	— —	6.00 6.00	8/11/16 8/11/15	2006 2005	— 20,000	— 73,800	— —	— —
Leroy F. Thompson, Jr.	— 6,000	15,000 18,000	— —	6.00 6.00	8/11/16 8/11/15	2006 2005	— —	— —	— —	— —
Timothy L. Hunt	— 5,000	15,000 15,000	— —	6.00 6.00	8/11/16 8/11/15	2006 2005	— —	— —	— —	— —
Bryan D. Burklow(1)	—	—	—	—	—	—	—	—	—	—
James D. Shelton	—	—	—	—	—	—	—	—	—	—

1.	Mr. Burklow resigned September 28, 2006. All previously granted option awards and unvested stock awards were either forfeited upon his resignation or expired prior to December 31, 2006. During January 2007, the Company repurchased his remaining vested stock awards (10,000 shares) for $31,100.
2.	Based on a fair market value of $3.69 per share at December 31, 2006. The $3.69 per share fair market value used herein is based upon an independent valuation of the Company as of December 31, 2006 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 7 to our consolidated financial statements.

Option Exercises and Stock Vested

The following table includes certain information with respect to the options exercised by the Named Executive Officers along with their restricted stock that vested during the year ended December 31, 2006.

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
W. Earl Reed, III	—	—	20,000	108,800
Phillip B. Douglas	—	—	—	—
Jill L. Force	—	—	10,000	54,400
Leroy F. Thompson, Jr.	—	—	—	—
Timothy L. Hunt	—	—	—	—
Bryan D. Burklow(2)	—	—	5,000	27,200
James D. Shelton	—	—	—	—

1.	No option shares were exercised during the year ended December 31, 2006.
2.	All of Mr. Burklow’s vested stock award shares (10,000 shares) were repurchased by the Company during January 2007 for $3.11 per share in connection with his resignation on September 28, 2006.
3.	Based upon an estimated per share market value of the Company of $5.44 as of August 11, 2006.

Director Compensation

Other than Mr. Smith and Mr. Pollard, the members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. Mr. Smith and Mr. Pollard receive annual compensation of $60,000 annually for their services as a director to the Company. The Director fee is paid in the form of cash or shares of the Company’s common stock at the discretion of the director. Beginning on January 1, 2007, each director may elect to have his Director fee deferred pursuant to the newly adopted Director Deferred Compensation Plan.

The following table includes compensation awarded to the Directors of the Company during the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation on Earnings	All Other Compensation ($)	Total ($)
Carl F. Pollard (1)	—	10,000	—	—	—	—	10,000
Wayne T. Smith (1)	—	82,500	—	—	—	—	82,500
Karen Bechtel (2)	—	—	—	—	—	—	—
W. Robert Dahl (2)	—	—	—	—	—	—	—
Eric J. Edell (2)	—	—	—	—	—	—	—
Stephen H. Wise (2)	—	—	—	—	—	—	—

1.	Carl F. Pollard and Wayne T. Smith received stock, which was issued in accordance with the Equity Incentive Plan, for services provided during the year ended December 31, 2006. During the year ended December 31, 2006, Mr. Smith also received stock for services provided for the year ended December 31, 2005.
2.	Karen H. Bechtel, W. Robert Dahl, Eric J. Edell, and Stephen H. Wise were all employed by The Carlyle Group, our principal shareholder, during the year ended December 31, 2006, and did not receive separate compensation for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.
3.	Based upon an original estimated market value of $6 per share as of the date of the adoption of the director compensation plan.

Board Report Concerning Compensation Discussion & Analysis

Although we do not have a compensation committee, the Board of Directors has reviewed and discussed the foregoing Compensation Discussion & Analysis with management and approved its inclusion in this Annual Report on Form 10-K.

Members of the Board of Directors:

Karen H. Bechtel	W. Robert Dahl
Eric D. Edell	Carl F. Pollard
W. Earl Reed, III	Wayne T. Smith
Stephen H. Wise

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2007, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other named executive officers set forth below (who was serving as a Named Executive Officer at this date), (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock. Mr. Burklow, our former Chief Operating Officer, also owned 10,000 shares of our parent’s capital stock as of March 1, 2007.

Notwithstanding the beneficial ownership presented below, a stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events. The restricted stock awards granted to certain of our executive officers are also subject to a registration rights agreement. See “Certain Relationships and Related Transactions.”

Except as described in the agreements mentioned above each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o LifeCare Holdings, Inc., 5560 Tennyson Parkway, Plano, Texas 75024.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Carlyle Partners, IV, L.P. (1)	17,020,000	98.4

Name of Management Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
W. Earl Reed, III (2)	130,000	*
Phillip B. Douglas	—	—
Carl F. Pollard (3)	1,667	—
Jill L. Force (4)	50,000	*
Wayne T. Smith (5)	63,750	*
Karen H. Bechtel (6)	17,020,000	98.4
W. Robert Dahl (7)	—	—
Eric J. Edell (8)	—	—
Stephen H. Wise (9)	—	—
All directors and named executive officers as a group (10)	17,265,417	99.9

*	Less than 1%.
(1)	Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. The principal executive offices for Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. is 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.
(2)

Of Mr. Reed’s 130,000 shares, 50,000 are owned directly and 80,000 are restricted shares of which 40,000 have vested and the remaining 40,000 will vest over the next two years in 20,000 share increments annually on August 11.

(3)	The principal address for Carl F. Pollard is 10496 West Highway 42, Goshen, KY 40026. See the discussion of director compensation in Item 11.
(4)

Of Ms. Force’s 50,000 shares, 10,000 are owned directly and 40,000 are restricted shares of which 20,000 have vested and the remaining 20,000 will vest over the next two years in 10,000 share increments annually on August 11.

(5)	The principal address for Wayne T. Smith is 400 Meridian Blvd., Franklin, TN 37067. See the discussion of director compensation in Item 11.
(6)

Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. Ms. Bechtel is a member of Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. and accordingly may be deemed to beneficially own the shares owned by such entities. Ms. Bechtel disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein. The address for Ms. Bechtel is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.

(7)	The address for Mr. Dahl is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(8)	Mr. Edell is a Vice President of The Carlyle Group. The business address for Mr. Edell is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(9)	Mr. Wise is a Principal of The Carlyle Group. The business address for Mr. Wise is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(10)	Includes shares held by Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P.

ITEM 13.	Certain Relationships and Related Transactions

Management Agreement

We and our parent companies have entered into a management agreement with an affiliate of The Carlyle Group pursuant to which The Carlyle Group or its affiliate provides us management services. Pursuant to the agreement, The Carlyle Group or its affiliate receive an aggregate annual management fee of $500,000, reimbursement for out-of-pocket expenses and a fee in the event that the agreement is terminated in accordance with its terms. In addition, pursuant to the agreement, The Carlyle Group or its affiliates also received a transaction fee of approximately $6.0 million in connection with services provided by such entities related to the Transactions. In addition, the management agreement provides that The Carlyle Group and its affiliates will receive fees equal to 1% of the gross transaction value in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of The Carlyle Group and its affiliates.

Stockholder’s Agreement and Registration Rights Agreement

Simultaneously with the closing of the Transactions, we and our shareholders entered into a stockholders agreement. The stockholders agreement includes terms relating to the election of our directors, restrictions on the issuance or transfer of shares, including the right of a minority stockholder to sell shares in a sale transaction entered into by a majority stockholder, commonly known as a tag-along right, the right of a majority stockholder to force a minority stockholder to sell shares upon the sale of a majority owner’s interest, at the same price and on the same terms and conditions as the majority owner, commonly known as a drag-along right, other special corporate governance provisions (including the right to approve various corporate actions) and customary expense reimbursement provisions. We, our guarantor subsidiaries pursuant to our indenture, and the initial purchasers of our 9 1/4 % senior subordinated notes have also entered into a registration rights agreement.

On April 14, 2006, the Company filed a Form S-4 registration statement with the SEC as required by the Registration Rights Agreement. This filing was declared effective by the SEC on May 12, 2006. The Company completed the exchange offer for all outstanding Notes as of June 21, 2006, which satisfied the requirements of the Registration Rights Agreement.

ITEM 14.	Principal Accounting Fees and Services

During fiscal 2006 and 2005, we incurred the following fees for services performed by KPMG LLP, an independent registered public accounting firm:

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$570,000	$638,445
Audit-Related Fees (2)	34,000	25,000
Tax Fees (3)	164,700	171,410

Total	$768,700	$834,855

(1)	The Audit Fees for the years ended December 31, 2005 and 2006, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company, issuance of comfort letters, consents and assistance with reviews of documents filed with the SEC or in private placements.
(2)	The Audit Related Fees are for accounting consultations and audits of the Company’s 401K plan.
(3)	Tax Fees for the years ended December 31, 2005 and 2006, respectively, were for services related to tax compliance, tax planning and tax advice on mergers and acquisitions.

We became a public registrant on May 12, 2006. The audit committee was not required to approve those services that KPMG LLP was engaged to perform in 2006 prior to May 12, 2006.

Subsequent to May 12, 2006, all services performed by the independent registered public accounting firm have been approved by the board of directors prior to performance.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

(b)	The exhibits incorporated herein by reference or filed as part of this Annual Report on Form 10-K are set forth in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifeCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the periods August 11, 2005 through December 31, 2005 (Successor), and January 1, 2005 through August 10, 2005 and the year ended December 31, 2004 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the periods August 11, 2005 through December 31, 2005 (Successor) and January 1, 2005 through August 10, 2005 and the year ended December 31, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for share based payments in 2006.

/s/ KPMG LLP

Dallas, Texas
March 30, 2007

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$33,250	$19,843
Accounts receivable, net of allowance for doubtful accounts of $16,392 and $14,372, respectively	67,464	63,283
Estimated third-party payor settlements	—	8,267
Income taxes	6,418	17,380
Insurance proceeds receivable	—	7,000
Deferred income taxes	9,604	8,020
Other current assets	8,058	6,034

Total current assets	124,794	129,827
Property and equipment, net	78,418	61,100
Other assets, net	14,461	14,637
Other identifiable intangibles, net	19,586	20,932
Goodwill	299,159	317,618

	$536,418	$544,114

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,188	$2,550
Current installments of obligations under capital leases	3,925	5,364
Estimated third party payor settlements	8,308	—
Accounts payable	26,905	18,464
Accrued payroll	6,243	5,709
Accrued vacation	3,475	3,286
Accrued insurance	1,318	2,119
Accrued interest	5,295	6,594
Accrued other	2,110	3,212

Total current liabilities	60,767	47,298
Obligations under capital leases, excluding current installments	1,909	4,767
Long-term debt, excluding current installments	396,262	401,813
Accrued insurance	6,348	7,194
Deferred income taxes	13,599	14,539
Other noncurrent liabilities	7,035	2,411

Total liabilities	485,920	478,022

Commitments and contingencies

Stockholders’ equity:
Common stock $0.01 par value, 100 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	161,160	135,928
Retained earnings	(110,662)	(69,836)

Total stockholders’ equity	50,498	66,092

	$536,418	$544,114

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Successor		Predecessor
	2006	Period from August 11, through December 31, 2005	Period from January 1, through August 10, 2005	2004
Net patient service revenue	$325,882	$124,468	$221,802	$324,102

Salaries, wages and benefits	145,340	56,471	93,853	134,049
Stock compensation associated with merger	—	—	54,530	—
Supplies	32,144	12,390	20,020	29,001
Rent	18,080	6,594	11,192	17,330
Other operating expenses	77,206	27,624	51,756	73,745
Provisions for doubtful accounts	7,673	5,590	3,644	4,582
Depreciation and amortization	11,856	5,938	3,533	5,741
Goodwill impairment charge	43,600	68,000	—	—
Identifiable intangible and long-lived asset impairment charges	—	6,206	—	—
Business interruption insurance proceeds	(5,333)	(7,000)	—	—
(Gain) on early extinguishment of debt	(1,329)	—	—	—
Loss on disposal of asset	945	—	—	—
Interest expense, net	32,819	13,799	1,601	3,463

Total expenses	363,001	195,612	240,129	267,911

Income (loss) before income taxes	(37,119)	(71,144)	(18,327)	56,191
Provision for income taxes	3,707	(1,308)	(5,462)	21,148

Net income (loss)	$(40,826)	$(69,836)	$(12,865)	$35,043

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained earnings	Treasury Stock	Receivables from Common Stockholders	Total Stockholders’ Equity
Predecessor:

Balance, December 31, 2003	$634	$—	$5,802	$(6,238)	$(103)	$95
Net income	—	—	35,043	—	—	35,043
Preferred stock dividend accrual	—	—	(1,591)	—	—	(1,591)

Balance, December 31, 2004	634	—	39,254	(6,238)	(103)	33,547
Net loss	—	—	(12,865)	—	—	(12,865)
Preferred stock dividend accrued	—	—	(973)	—	—	(973)

Balance, August 10, 2005	$634	$—	$25,416	$(6,238)	$(103)	$19,709

	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Receivables from Common Stockholders	Total Stockholders’ Equity
Successor:
Capitalization of Successor company at August 11, 2005	$—	$130,900	$—	$—	$—	$130,900
Restricted stock awards granted	—	28	—	—	—	28
Settlement of purchase escrow	—	5,000	—	—	—	5,000
Net loss	—	—	(69,836)	—	—	(69,836)

Balance, December 31, 2005	—	135,928	(69,836)	—	—	66,092
Equity compensation amortization	—	632	—	—	—	632
Settlement of purchase escrow	—	24,600	—	—	—	24,600
Net loss	—	—	(40,826)	—	—	(40,826)

Balance, December 31, 2006	$—	$161,160	$(110,662)	$—	$—	$50,498

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands)

	Successor		Predecessor
	2006	Period from August 11, through December 31, 2005	Period from January 1, through August 10, 2005	2004
Cash flows from operating activities:
Net income (loss)	$(40,826)	$(69,836)	$(12,865)	$35,043
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,102	6,601	3,785	6,423
Provision for doubtful accounts	7,673	5,590	3,644	4,582
Impairment charges	43,600	74,206	—	—
Gain on early extinguishment of debt	(1,329)	—	—	—
Loss on the disposition of assets	945	—	—	—
Accrued interest on shares subject to redemption	—	—	733	1,200
Deferred income tax expense (benefit)	(2,524)	16,969	(23,149)	(1,338)
Equity compensation amortization	632	—	—	—
Changes in operating assets and liabilities:
Patient accounts receivable	(11,854)	(4,022)	(16,033)	(8,474)
Other current assets	15,150	(23,818)	(134)	(1,259)
Other assets	(1,209)	(72)	(775)	1,661
Estimated third-party payor settlements	16,574	6,152	(596)	(22,867)
Accounts payable and accrued expenses	5,962	6,376	63,739	1,006
Other noncurrent liabilities	3,777	(933)	2,038	1,317

Net cash provided by operating activities	49,673	17,213	20,387	17,294

Cash used in investing activities:
Merger transaction, net of cash acquired	—	(518,642)	—	—
Purchases of property and equipment	(28,235)	(940)	(2,915)	(11,367)
Insurance recoveries for property and equipment	788	—	—	—

Net cash used in investing activities	(27,447)	(519,582)	(2,915)	(11,367)

Cash flows from financing activities:
Equity investments by Holdco	—	132,698	—	—
Restricted stock awards granted	—	28	—	—
Proceeds from credit facility	—	255,000	—	—
Proceeds from senior subordinated notes	—	150,000	—	—
Deferred financing costs	—	(12,613)	—	(21)
Net change in borrowings under line of credit	—	—	—	(3,413)
Proceeds from notes payable and long-term debt	—	—	—	4,000
Payments of notes payable and long-term debt	(3,443)	(638)	(11,773)	(5,671)
Proceeds from capital lease financing	—	—	—	710
Payments on obligations under capital leases	(5,376)	(2,263)	(2,587)	(2,858)

Net cash provided by (used in) financing activities	(8,819)	522,212	(14,360)	(7,253)

Net increase (decrease) in cash and cash equivalents	13,407	19,843	3,112	(1,326)
Cash and cash equivalents, beginning of period	19,843	—	6,678	8,004

Cash and cash equivalents, end of period	$33,250	$19,843	$9,790	$6,678

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$34,092	$6,733	$941	$1,971
Net income taxes paid (received)	(5,080)	1,434	13,458	23,228
Noncash:
Equipment purchased through capital lease financing	1,053	543	5,526	3,445
Settlement of Merger related escrow	24,600	3,202	—	—

See Accompanying Notes to Consolidated Financial Statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(1) Basis of Presentation

On July 19, 2005, LifeCare Holdings, Inc. (the “Company”) entered into a merger agreement with Rainier Acquisition Corporation and LCI Holdco, LLC (“Holdco”), as discussed in Note 2, resulting in the Company becoming a wholly owned subsidiary of Holdco. Holdco is a wholly owned subsidiary of LCI Holding Company, Inc., (“Holdings”) which is owned by an investor group that includes affiliates of The Carlyle Group and members of the Company’s senior management and board of directors. Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger be “pushed down” and recorded in the Company’s consolidated financial statements.

The Company’s financial position and results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger in certain respects. The Merger and related transactions are referred to as the “Merger.”

(2) Merger and Related Transactions

On August 11, 2005, the Merger transaction was consummated and the Company became a wholly owned subsidiary of Holdco. In the transaction, all of the former stockholders of LifeCare Holdings, Inc. received $55.31 per share in cash for common stock of the Company which included common stock resulting from the conversion of Series A Preferred Stock into 2,548,476 shares of common stock at the transaction date. Holders of stock options issued by the Company received cash equal to $55.31 per option minus the exercise price of the option multiplied by the number of shares subject to the options.

The funds necessary to consummate the Transactions were approximately $552.0 million, including approximately $512.2 million to pay the then current stockholders and option holders, approximately $10.7 million to repay existing indebtedness and approximately $29.1 million to pay related fees and expenses, of which $5.4 million was paid by Predecessor on behalf of Holdco.

The Merger transactions were financed by:

•	a cash investment in shares of common stock of the Company by The Carlyle Group and other equity investors of $130.9 million (net of $40.5 million held in escrow);

•	borrowings by the Company of $255.0 million in term loans under its senior secured credit facility;

•	the issuance by the Company of $150.0 million in aggregate principal amount of 9 1/4% senior subordinated notes; and

•	$16.1 million of cash on hand at the closing date.

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

The original amount deposited into the contingent escrow accounts was $40.5 million. Through December 31, 2006, $29.6 million of the original amount had been settled and disbursed accordingly. It is anticipated that the remaining contingent issues will be resolved by June 2007.

The Merger transactions were accounted for under the purchase method of accounting prescribed in FASB Statement No. 141, Business Combinations, and in accordance with Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions.

The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of FASB Statement No. 142, no amortization of indefinite-lived intangible assets or goodwill has been recorded. The consideration allocated to identifiable intangibles with a finite life is being amortized over the respective useful lives.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Merger. These initial allocations of purchase cost are recorded at fair value based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved. The fair values of property and equipment and intangible assets were valued by an independent third party.

Equity contribution from Holdco, Inc.	$130,900
Proceeds from borrowings	405,000

Purchase price allocated	$535,900

Fair value of net tangible assets acquired:
Current assets	$124,547
Property and equipment	65,825
Other assets	2,631
Current liabilities	(39,419)
Capital leases	(11,852)
Non-current deferred tax liability	(18,503)
Other non-current liabilities	(10,538)

Net tangible assets acquired	112,691
Capitalized debt issuance costs	12,613
Intangible assets acquired	26,617
Goodwill	383,979

$535,900

Unaudited pro forma statements of operations for the years ended December 31, 2005 and 2004, as if the Merger had occurred as of January 1, 2004, are as follows:

	For the Year Ended December 31,
	2005	2004
Net revenue	$346,270	$324,102
Income (loss) before income taxes	(49,076)	25,710
Net income (loss)	(58,047)	16,145

In connection with the Merger, the Predecessor Company incurred merger—related stock compensation charges of approximately $54,530 related to the purchase of all vested and unvested outstanding stock options and approximately $4,300 related to other compensation expenses associated with the merger, which are reported as a component of salaries, wages and benefits in the Consolidated Statements of Operations for the period ended August 10, 2005. In addition, approximately $2,300 of other merger related charges were incurred. These items are reported in Other Operating Expenses in the Consolidated Statement of Operations for the period ended August 10, 2005. These charges consisted of legal and accounting fees, costs associated with the Hart-Scott-Rodino filing and costs associated with purchasing a six year extended reporting period under the Company’s directors and officers’ liability insurance policy.

In connection with the Merger, the Company entered into an agreement with The Carlyle Group to pay a $500 annual advisory fee. During the year ended December 31, 2006 and period from August 11, 2005 through December 31, 2005 the Company recorded expense of $500 and $193, respectively, related to this agreement.

(3) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of LifeCare Holdings, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Nature of Business

The Company and its subsidiaries develop and operate hospitals specializing in the treatment of critically ill or injured patients whose average length of stay exceeds 25 days. The Company operates these hospitals as freestanding facilities or as hospitals within hospitals (HIH), whereby space is leased from existing unrelated acute-care hospitals and separately licensed as one of the Company’s hospitals.

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities at date of purchase of three months or less.

(e) Accounts Receivable

Accounts receivable consist primarily of amount due from the Medicare program, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collectible.

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions.

(f) Inventories

Inventories, which consist principally of medical and pharmaceutical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(g) Estimated Third-Party Payor Settlements

Estimated third-party payor settlements represents the difference between amounts received under interim payment plans from governmental payors, primarily Medicare, for services rendered and the estimated amounts to be reimbursed by those payors upon settlement of cost reports.

(h) Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Equipment under capital leases is amortized using the straight-line method over the lease term or the estimated useful life of the equipment, as appropriate depending on the nature of the lease. All maintenance and repair costs are charged to expense as incurred.

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The annual evaluation was performed for the years ending December 31, 2006, 2005, and 2004. For the year ended December 31, 2004 the fair value of each reporting unit exceeded its carrying value and as a result, the Company was not required to recognize an impairment loss in the year. For the year ended December 31, 2006 and the period August 11, 2005 through December 31, 2005 the Company did recognize an impairment loss as more fully described in Note 4.

Intangible assets of the Company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(j) Other assets

Other assets are comprised primarily of deferred financing cost incurred in connection with the Merger. The Company accounts for deferred financing costs utilizing the effective interest method.

(k) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. See discussion of impairment changes at note 4.

(l) Insurance Risks

The Company is liable for a portion of its losses under a number of the Company’s insurance programs, which primarily include general and professional liability risk and the Company’s employee health insurance programs. Provisions for loss for these programs are substantially based upon independent actuarially determined estimates. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

(m) Revenue Recognition

Net patient service revenue is recognized as services are rendered. Patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. Since 2003, the Company has been, in general, reimbursed by the Medicare program pursuant to a prospective payment system (“PPS”) methodology. Payments received by the Company under PPS are subject to review by the regulatory authorities. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

Prior to 2003, the reimbursements received by the Company pursuant the Medicare program were primarily based on a cost-based reimbursement methodology. The Company submitted annual cost reports to the Medicare program that were the bases for determining the reimbursements received and reported by the Company in its financial statements for services provided to program beneficiaries. These annual cost reports are subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is at least a reasonable possibility that recorded estimated Medicare reimbursement reflected in the Company’s consolidated financial statements and previously filed cost reports may change by a material amount in future periods. The Company recognizes in its consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenues in the year ended December 31, 2006, the period August 11, 2005 through December 31, 2005, and January 1, 2005 through August 10, 2005 and the year ended December 31, 2004 included (decreases)/increases of ($4,285), ($21), $3,243, and $159, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(o) Stock Compensation

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

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, the Company accounted for its equity compensation using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation). The Company had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies as defined under that standard. The Company continues to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares are modified, canceled or repurchased.

On August 10, 2006, the Company modified the exercise price of the options granted prior to the adoption of FAS 123(R). The exercise price of these options was lowered from $10 per share to $6 per share. No other changes were made to the terms and conditions of these options. As a result of this modification through the cancellation and regrant of the options previously granted, the shares issued prior to the adoption of FAS 123(R) are now accounted for under FAS 123(R) instead of APB Opinion No. 25.

Pursuant to FAS 123(R), the Company estimates the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing mode. The weighted average fair value of options granted and the resulting fair value of awards modified during the year ended December 31, 2006 was $3.07 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 5.25 to 6.25 years, and a risk-free interest rate of 4.57% to 4.92%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected forfeiture rates are 20% to 50% and are based upon a review of the Company’s recent history and expectations as segregated between the Company’s senior officers and other grantees. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 642,000 options granted during the year ended December 31, 2006 (see note 13.)

The options granted during 2003 were issued at an exercise price less than the value of the underlying shares. As a result, compensation expense of $158 and $367 was recorded in the period January 1, 2005 through August 10, 2005 and the year ended December 31, 2004, respectively related to these options. The options granted in 2004 were issued at an exercise price that equaled the value of the underlying shares as of the grant date; therefore, no compensation expense was recorded pursuant to these options.

The options granted during the period January 1, 2005 through August 10, 2005 were issued at an exercise price less than the value of the underlying shares resulting in compensation expense of $213. In addition, compensation expense of $54,530 was recorded by Predecessor on August 10, 2005 as a result of all outstanding options being redeemed for cash in connection with the Merger.

On November 4, 2005, 160,000 shares of restricted stock awards were granted. The grant-date per share fair value of these awards was $5.05.

(p) Financial Instruments and Hedging

The Company entered into an interest rate swap agreement to manage interest rate risk on a portion of its long-term borrowings on November 9, 2005. Prior to this date, the Company did not have any interest rate swap arrangements. The Company accounts for its interest rate swap arrangement at fair value pursuant to SFAS No. 133. Changes in the fair value of the swap arrangement are reported as a component of interest expense.

(q) Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157) which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation no. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of assessing the impact of adopting FIN 48 on its results of operations and financial position.

(r) Reclassifications

Certain reclassifications have been made to the consolidated financial statements for years prior to 2006 to conform to the presentation of the 2006 consolidated financial statements.

(4) Impairment Charges and Business Interruption Insurance

Due to the impact of Hurricane Katrina on the Company’s New Orleans operations, the Company recorded impairment charges of $68.0 million related to goodwill, $5.0 million related to identifiable intangible assets, which includes $3.1 million for non-compete agreements, $1.7 million for tradenames and $0.2 million for accreditations, and $2.1 million, less $0.9 million of insurance proceeds, for the write-down of long-lived assets, including leasehold improvements and furniture and equipment. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges. The Company will be unable to continue operations in the New Orleans facilities previously operated.

We have recorded $13.2 million of insurance recoveries, including $7.0 million of business interruption recoveries and $0.9 million of asset loss recoveries during the year ended December 31, 2005 and $4.5 million of business interruption recoveries and $0.8 million of asset loss recoveries during the year ended December 31, 2006, related to the loss of our New Orleans operations during 2005. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina losses.

(5) Redeemable Preferred Stock

The Predecessor had Class A convertible redeemable preferred stock (“Class A shares”) and Class B redeemable preferred stock (“Class B shares”), both with a par value of $0.10 per share.

All shares of preferred stock carried a 9% annual cumulative dividend. Such dividend accrued annually, but payment of the dividend was at the discretion of the board of directors. There was no declaration or payment of dividends related to these preferred stock shares prior to the Merger transaction. The Company was required to redeem all outstanding preferred shares no later than March 12, 2006. The stated redemption value of the preferred shares was $1,000 per share, plus all cumulative dividends thereon. Upon the effective date of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which for the Company was July 1, 2003, the redeemable preferred stock was accounted for as a liability with accrued dividends reflected as interest expense.

The Class A shares were convertible into common stock of LifeCare Holdings Inc., at the investors’ option at any time prior to redemption.

The Class B shares were redeemable after March 12, 2005 at the request of the holders. Of the 10,500 authorized shares, 10,080 were issued and outstanding with a liquidation value of $10,080 plus $6,147 of cumulative dividends at August 10, 2005. Interest expense associated with the Class B shares totaled $733 for the period from January 1, 2005 through August 10, 2005, and $1,200 for the year ended December 31, 2004.

Through June 30, 2003 for the Class B shares and for all periods for the Class A shares, the Company recorded the cumulative dividends as they accrued as additional carrying value in the redeemable preferred stock with a corresponding reduction in retained earnings. The aggregate amount of arrearages in cumulative preferred dividends at August 10, 2005 was $16,189.

In connection with the Merger, the holders of the Class A shares exercised the conversion feature and converted their preferred shares into 2,548,476 shares of common stock. In addition, the holders of the Class A shares received $10,042 in accumulated dividends. The Class B shares were redeemed at their redemption value of $10,080 plus accumulated dividends of $6,147.

(6) Property and Equipment

Property and equipment at December 31, 2006 and 2005 is as follows:

	Useful Life	2006	2005
Buildings and land	20-35 years	$49,129	$31,161
Leasehold improvements	5-10 years	10,162	9,827
Furniture and equipment	3-20 years	34,093	25,347

		93,384	66,335

Accumulated depreciation and amortization		(14,966)	(5,235)

Property and equipment, net		$78,418	$61,100

Property and equipment cost were adjusted to fair market value on August 11, 2005 as a result of the Merger and the accumulated depreciation and amortization balances were eliminated.

Depreciation expense for property and equipment for the year end December 31, 2006 was $10.5 million, the periods August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005, was $5,235 and $3,503, respectively, and for the year ended December 31, 2004 was $5,687.

(7) Goodwill and Other Intangible Assets

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(2,030)

Indefinite-lived intangible assets:
Goodwill	$299,159
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$314,599

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(685)

Indefinite-lived intangible assets:
Goodwill	$317,618
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$333,058

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based primarily on an independent third-party valuation. Amortization of intangible assets for the year ended December 31, 2006 was $1,345, and periods August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005 was $685 and $29 respectively, and for the year ended December 31, 2004 was $54.

Estimated amortization expense is as follows: $1,150 annually for the years 2007 through 2009, and concludes in 2010 with $700. This amortization primarily relates to the value associated with the non-compete agreements entered into in connection with Merger. The useful lives of the non-compete agreements are approximately 5 years.

Goodwill of the Predecessor was written-off at the transaction date. The changes in the carrying amount of goodwill for the Successor Company follows:

Successor:	Total

August 11, 2005, beginning balance resulting from Merger	$383,979
Settlement of working capital escrow	3,202
Impairment charge	(68,000)
Merger bridge loan commitment fee	(1,125)
Other	(438)

Goodwill at December 31, 2005	317,618
Additional purchase price allocation	24,600
Impairment charge	(43,600)
Adjustments in fair market value assigned to property and equipment	541

Goodwill at December 31, 2006	$299,159

The adjustment of $541 was recorded in connection with the Company’s continuing review of the allocation of purchase cost related to the Company’s Merger on August 11, 2005, as more fully discussed in note 2, along with the discussion regarding the additional purchase price allocation of $24.6 million.

In connection with the increase in goodwill recorded during the quarter ended June 30, 2006, as more fully discussed in note 2, and in conjunction with the Medicare reimbursement changes that became effective on July 1, 2006, as more fully discussed in note 17, the Company recorded an impairment charge of $24.6 million during the quarter ended June 30, 2006. Additionally, the Company performed its annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2006. As a result of this analysis, the Company recorded a goodwill impairment charge of $19.0 million during the quarter ended December 31, 2006 primarily due to actual operations achieving a lower level of profitability than was expected at June 30, 2006. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges.

See note 4 for a discussion of the impairment charges recorded in 2005 during the Successor period related to goodwill and other identifiable intangibles.

(8) Debt

Long-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
Senior secured credit facility-term loan	$252,450	$254,363
9 1/4 senior subordinated notes	147,000	150,000

Total long-term debt	399,450	404,363
Current installments of long-term debt	(3,188)	(2,550)

Long-term debt, excluding current installments	$396,262	$401,813

During the year ended December 31, 2006, the Company repurchased $3 million of its outstanding Notes for $1.53 million. This resulted in the Company recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

Senior Secured Credit Facility and Revolving Credit Facility

The Company’s senior secured credit facility provides for senior secured financing of up to $340.0 million consisting of:

•	A $75.0 million revolving credit facility that will terminate on August 11, 2011, with an additional $10.0 million swing line loan sub facility available and;

•	A $255.0 million term loan facility with a maturity date of August 11, 2012, that was drawn at the closing of the Merger.

At December 31, 2006 and 2005 the Company had not drawn under the revolving credit facility. The ability to borrow under the revolving credit facility is subject to certain terms and conditions as stated in the senior secured credit facility, including the company being in comliance with all applicable covenants, including certain financial covenants, as of the time of the requested borrowing and including the amount of the requested borrowing. The Company had outstanding letters of credit of $1.4 million at December 31, 2006, which reduced our borrowing capacity under the revolving credit facility to $73.6 million. Fees for the letters of credit for the year ended December 31, 2006 were $18.

The interest rates per annum applicable to the loans, other than swingline loans, under the Company’s senior secured credit facility is, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The current applicable margin percentages are (1) 1.25% for alternate base rate revolving and term loans and (2) 2.25% for adjusted LIBOR rate revolving and term loans, subject to reduction based upon the ratio of the Company’s total indebtedness to its consolidated EBITDA (as defined in the related credit agreement). The average interest rate for the year ended December 31, 2006 and the period from August 11, 2005 to December 31, 2005 was 7.38% and 6.22%, respectively, and the rate at December 31, 2006 and 2005 was 7.57% and 6.59%, respectively.

On the last business day of each calendar quarter the Company is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement).

Beginning December 31, 2005, the senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $638 per quarter with the balance of the term loans paid in full at maturity.

The senior secured credit facility is secured by substantially all of the Company’s tangible and intangible assets, except for assets to be held by a new subsidiary created during the year ended December 31, 2006, which did not have any assets or operations as of year end. This credit facility also requires the Company to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. As of December 31, 2006, we believe we were in compliance with all debt covenants of the senior secured facility.

The loss of our New Orleans operations during 2005 and the regulatory changes recently enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, including interest coverage and maximum leverage ratios, an event of default could occur, unless we are able to obtain a waiver or enter into an amendment with the senior lenders to revise the covenant requirements. The senior secured credit facility also includes provisions whereby certain defined capital contributions can cure an event of default. If we are required to obtain a waiver or execute an amendment to our senior secured credit facility, it is likely we will incur one-time fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.

Senior Subordinated Notes

On August 11, 2005, the Company sold $150.0 million of its 9 1/4% Senior Subordinated Notes (the “Notes”) due 2013. The Notes are unconditionally guaranteed on a senior subordinated basis by substantially all of the Company’s wholly owned subsidiaries (the “Subsidiary Guarantors”) on a joint and several basis, except for assets to be held by a new subsidiary created during the year ended December 31, 2006, which did not have any assets or operations as of year end. The Company does not have any assets or liabilities independent of the Subsidiary Guarantors’ operations. There are no restrictions on the ability of the Company to obtain funds from Subsidiary Guarantors. The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness and senior to all of the Company’s existing and future subordinated indebtedness.

On and after August 15, 2009, the Company will be entitled at its option to redeem all or a portion of the Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on February 1st of the years set forth below:

Year	Redemption Price
2009	104.625%
2010	102.313%
2011 and thereafter	100.000%

Prior to August 15, 2008, the Company may at its option on one or more occasions, with the net cash proceeds from certain equity offerings, redeem the Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 109.25% plus accrued and unpaid interest to the redemption date.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon the occurrence of any change of control of the Company, each holder of the Notes shall have the right to require the Company to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains customary events of default and affirmative and negative covenants that, among other things, limit the Company’s ability and the ability of it restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

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

Other

As required by the senior credit facility, the Company entered into a three-year interest rate swap transaction covering $12.0 million (notional amount) of the floating rate senior indebtedness on November 9, 2005. The interest rate swap provides the Company with a cap rate protection of 6.0% (based on three-month LIBOR) on the notional amount during the life of the contract.

Capitalized costs of $12,613 incurred in obtaining financing under the credit facility including the revolving line of credit and the Notes as of December 31, 2006 is being amortized over the terms of the related debt using the interest method.

Amortization expense for capitalized financing costs for the year ended December 31, 2006, the periods from August 11, 2005, through December 31, 2005 and January 1, 2005 through August 10, 2005, and for the year ended December 31, 2004 was $1,386, $663, $271, and $682.

Maturities of long-term debt as of December 31, 2006 are as follows:

2007	$3,188
2008	2,550
2009	2,550
2010	2,550
2011	2,550
2012 and thereafter	386,062

(9) Leases

The Company leases healthcare facilities, corporate office space, and certain equipment under cancelable and noncancelable operating lease agreements with initial terms of one to ten years with varying renewal terms. ..

Total future minimum lease payments under all noncancelable operating leases are as follows:

2007	$13,897
2008	11,320
2009	10,142
2010	8,329
2011	7,153
Thereafter	32,488

The Company is obligated under capital equipment leases that expire at various dates. At December 31, 2006 and 2005, equipment under capital lease included in property and equipment totaled $16,513 and $15,460, respectively, less accumulated amortization of $4,383 and $1,763, respectively. Future minimum lease payment obligations at December 31, 2006 under these leases are as follows:

2007	$4,146
2008	1,517
2009	428
2010	164

6,255
Amount representing interest	(421)

Total obligations under capital leases	5,834
Current installments of obligations under capital leases	(3,925)

Obligations under capital leases, excluding current installments	$1,909

For the year ended December 31, 2006, the periods August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005, and the year ended December 31, 2004 amortization of approximately $2,620, $1,763, $1,788 and $2,001, respectively, of equipment under capital leases was included in the Company’s depreciation and amortization expense.

The Company, as lessor, also subleases medical office space at its North Texas facility. The Company has operating leases with tenants with initial terms of one to three years with varying renewal terms. Annual rents collected from these tenants approximate $309.

(10) Income Taxes

Income tax expense (benefit) attributable to income before income taxes consists of the following:

		Successor	Predecessor
	2006	Period from August 11 through December 31, 2005	Period from January 1 through August 10, 2005	2004
Current:
Federal	$4,010	$(18,266)	$16,118	$20,436
State	2,221	(11)	1,569	2,050

Total current	6,231	(18,277)	17,687	22,486
Deferred	(2,524)	16,969	(23,149)	(1,338)

Total income tax provision	$3,707	$(1,308)	$(5,462)	$21,148

A reconciliation of the expected federal income tax expense attributable to income from continuing operations (computed by applying the federal corporate income tax rate of 35% to income from continuing operations before income taxes) to actual income tax expense attributable to income from continuing operations follows:

		Successor	Predecessor
	2006	Period from August 11 through December 31, 2005	Period from January 1 through August 10, 2005	2004
Expected federal income tax expense (benefit)	$(12,991)	$(24,901)	$(6,414)	$19,667
State income taxes, net of federal benefit	1,019	(215)	(126)	1,332
Impairment charges not deductible	15,260	23,800	—	—
Other nondeductible expenses	229	64	1,024	575
Other income tax expense (benefit)	190	(56)	54	(426)

Actual income tax expense (benefit)	$3,707	$(1,308)	$(5,462)	$21,148

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	Successor 2006	Predecessor 2005
Deferred tax assets:
Accrued vacation expense	$1,263	$1,215
Accrued healthcare claims	422	487
Accrued compensation expense	1,254	487
Allowance for doubtful accounts	6,046	5,434
Accrued insurance	2,663	3,003
Other	86	36

Total deferred tax assets	$11,734	$10,662

Deferred tax liabilities:
Depreciation and amortization	(15,677)	(17,071)
Other	(52)	(109)

Total deferred tax liabilities	(15,729)	(17,180)

Net deferred tax assets (liabilities)	$(3,995)	$(6,518)

Pursuant to federal income tax regulations, the Merger discussed in Note 2 was considered to be a non-taxable transaction. The Successor Company has approximately $6.9 million of tax deductible goodwill for federal income tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deductible temporary differences giving rise to the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible temporary differences.

(11) Insurance Arrangements

The Company’s professional and general liability insurance is provided through a combination of self-insurance, purchased insurance coverage from commercial carriers, and through participation in certain state-sponsored malpractice programs. Claims are covered under the policy limits in the year the claims are reported. The Company uses independent third party actuarial estimates prepared at least annually as the basis for its accrual of the ultimate liability related to these claims.

For the plan years beginning January 1, 2006 and 2005, self-insurance for professional and general liability claims was provided up to $1,000 per occurrence, along with excess liability coverage of $36,000 for the plan year beginning January 1, 2005 and $15,000 for the year beginning January 1, 2005. Estimated liabilities for general and professional liability risks were $7,176 at December 31, 2006 and $8,424 at December 31, 2005.

The Company’s workers’ compensation coverage is provided through a traditional fully insured plan. Under this plan, the regular premiums cover the full cost of any workers’ compensation claims with no deductibles.

Approximately $248 of short-term investments at December 31, 2006 included in other assets is restricted to use, as the Company is required by its insurance company to maintain this balance as security related to the payment of workers’ compensation claims. Additionally, included in other current assets and other assets, are trust accounts in the amounts of $113 and $0, respectively, at December 31, 2006 and $1,210 and $990, respectively, at December 31, 2005 funded by the Company for use in the payment of claims and expenses related to the Company’s professional and general liability and workers’ compensation coverage for plan years prior to August 15, 2001.

The Company is self-insured for employee health and dental claims up to an annual individual stop-loss limitation of $150 with a $1,000 lifetime maximum benefit. Estimated liabilities for employee health and dental claims were $1,135 and $1,351 at December 31, 2006 and 2005, respectively.

(12) 401(k) Savings Plan

Substantially all employees are eligible to participate in a profit sharing plan (Plan) sponsored by the Company. The Plan, designed to qualify under Section 401(a) of the Internal Revenue Code, also provides for employee deferrals of compensation and discretionary Company matching. Employer contributions made to the Plan for the year ended December 31, 2006, periods from August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005 and the year ended December 31, 2004 totaled $910, $360, $562, and $849, respectively.

(13) Stock Options

Predecessor Stock Option Plans

The Predecessor Company had two stock option plans that covered 1,436,313 shares of the Company’s common stock. Options under these plans had 10-year terms and would become fully vested two to four years after date of grant. All of the options pursuant to these two plans were redeemed in connection with the Merger and the plans were terminated on August 10, 2005.

Predecessor stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance, December 31, 2003	424,067	$4.51
Granted	453,338	18.65
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance, December 31, 2004	877,405	$11.82
Granted	129,169	18.65
Exercised	(1,006,574)	12.69
Forfeited	—	—
Expired	—	—

Balance, August 10, 2005	—	$—

In February 1999, the Company issued options to acquire 233,920 shares of the Company’s common stock to an executive of the Company. Such options, which were not subject to the stock option plan described above, had an exercise price of $4.51 per share, vested after one year and would expire in February 2009 unless exercised prior to that date. All of these shares were exercised in connection with the Merger.

Successor Stock Option Plan

At December 31, 2006, there were 2.86 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Income for the year ended December 31, 2006, includes $632 of pre-tax compensation costs related to stock-based compensation arrangements. For the periods August 11, 2005 through December 31, 2005, and January 1, 2005 through August 10, 2005, and the year ended 2004, income includes pre-tax compensation costs related to stock-based compensation arrangements of $28 , $54,098, and $367, respectively.

	Number of Shares	Weighted average exercise price
Successor:
Balance at August 11, 2005	—	$—
Granted	695,000	10.00
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2005	695,000	$10.00
Granted	1,153,000	6.00
Cancelations	(511,000)	10.00
Exercised	—	—
Forfeited	(305,500)	6.00
Expired	(20,500)	6.00

Balance at December 31, 2006	1,011,000	$6.00

At December 31, 2005, there were no stock options vested or exercisable. At December 31, 2006, there were 128,000 stock options vested and exercisable. All of these vested stock options were subject to the modification of the strike price as discussed further in note 3. As of the date of modification, the weighted average fair value was $2.93 per share. At December 31, 2006, the weighted average exercise price of the vested stock options was $6.00, the remaining weighted average contractual life was 8.6 years and the aggregate intrinsic value of the vested stock options shares was $43. Refer to note 3 regarding the modification of the exercise price of previously granted options that occurred during the year ended December 31, 2006.

As of December 31, 2006, there was approximately $1,458 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately four years. At December 31, 2006, the weighted average remaining contractual life of outstanding options was 9.19 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity:

Number
of Shares
Balance at December 31, 2005	160,000
Granted	—
Exercised	—
Forfeited	(25,000)
Repurchased	(5,000)

Balance at December 31, 2006	130,000

During the year ended December 31, 2006, certain restricted stock award holders resigned from the Company resulting in the forfeiture of 25,000 shares of restricted stock awards that were not vested. These restricted stock aware holders had vested in 15,000 shares prior to their resignation. During the year ended December 31, 2006, Holdings purchased the 5,000 shares that had previously vested for $10 pursuant to the restricted stock award agreement. During January 2007, Holdings repurchased the remaining 10,000 shares that had vested for $31.

As of December 31, 2006, there was approximately $354 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately two years.

(14) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payer settlements, short-term receivables in self insurance trusts, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. Obligations under capital leases have fixed rates that reflect currently available terms and conditions for similar debt. The carrying amount of these obligations is a reasonable estimate of fair value.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $252 million and $147 million, respectively, at December 31, 2006. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $238.6 million and $97.0 million, respectively, at December 31, 2006.

On November 9, 2005 the Company entered into a three-year interest rate swap transaction covering $12.0 million (notional amount) of the floating rate senior indebtedness. The interest rate swap provides the Company with a cap rate protection of 6.0% (based on three-month LIBOR) on the notional amount during the life of the contract. The fair value of this swap as of December 31, 2006 was $5.

(15) Business and Credit Concentrations

The Company’s hospitals grant credit to patients under terms requiring timely payment. The hospitals generally do not require collateral or other security in extending credit to patients; however, it routinely obtains assignment of (or is otherwise entitled to receive) patients’ benefits payable under patients’ health insurance programs, plans, or policies (e.g., Medicare, Medicaid, Blue Cross, and commercial insurance policies). Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only concentration of credit risk. Net patient service revenue generated directly from the Medicare program represented approximately 72% for the year ended December 31, 2006, 75% for the period August 11, 2005 through December 31, 2005, 77% for the period January 1, 2005 through August 10, 2005, and 76% and 79% for the year ended December 31, 2004, respectively. Approximately 45% and 36% of the Company’s gross accounts receivable at December 31, 2006 and 2005, respectively, are from this payor source.

(16) Regulatory Matters

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

As part of its internal review, the Company identified certain federal election contribution issues relevant to the Federal Election Commission and federal election law. On June 3, 2005, the Company reached an agreement with the Federal Election Commission that resolved this matter. The agreement resulted in a settlement amount that approximated the Company’s recorded estimate. These federal election contribution issues were also reported to the Department of Justice (“DOJ”). The DOJ review of the reported issues is still ongoing. Any settlement resulting from the findings of this review will be paid out of one of the specific escrow funds established upon the Merger.

(17) Master Lease Agreement

On September 1, 2006, a newly formed subsidiary (“Tenant”) of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. (“Landlord”) to acquire and develop hospital facilities (“Facilities”). The Company granted Landlord the limited right and option, for a three-year period, to acquire or develop and subsequently lease Facilities to Tenant. Tenant will sublease each Facility to a wholly-owned subsidiary of Tenant (“Subtenant”) and the licensed operator of each Facility will be the Tenant or a Subtenant. In connection with this Lease, Health Care REIT, INC. has agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions.

The initial term of the Lease is 15 years and the Tenant has one 15-year renewal option. Upon each addition of a Facility, the term will be extended to a date 15 years from the date of the addition. At the end of the term, the Tenant may exercise an option to purchase the Facilities at a price equal to the greater of the investment amount (which will include acquisition costs, development costs, renovation costs, closing cost and fees) or fair market value.

The initial rent for each Facility under the Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and is subject to an annual inflation adjustment. Lease payments will be secured by receivables, assignment of leases and rents, assignment of management agreements, subordination of management fees and distributions, and cross-default, as well as a second lien on personal property and equipment owned by the Tenant. The Lease contains customary covenants, representations and warranties.

For the year ended December 31, 2006, the only activity pursuant to this Lease was the purchase by the Landlord of land for a new facility site in Boise, Idaho. We anticipate this facility will open during early 2008. In connection with this facility and in accordance with the terms of the Lease, we issued a $1.1 million letter of credit on September 1, 2006, payable to the Landlord utilizing capacity available for letters of credit under our revolving credit agreement.

The Tenant and any future subsidiaries established under Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9  1/4% Senior Subordinated Notes as discussed in note 6.

(18) Commitments and Contingencies

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area related to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed licensed hospital. The Company has been fully cooperating with this investigation since its inception and will continue to do so until the investigation is complete. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. The Attorney General’s office has indicated however, that the investigation will be ongoing. On February 14, 2007, the New Orleans’ District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers have sent reservation or rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

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

A provider that loses its ability to receive Medicare payments pursuant to PPS must go through the same certification process as new long-term acute care hospital providers must go through to obtain their initial certification to be reimbursed pursuant to PPS. During this re-certification period, which could range from six to nine months, the provider would be paid for providing services to Medicare beneficiaries at rates that are lower than rates currently paid pursuant to PPS.

The Company believes its providers are currently in compliance with the Medicare regulations regarding HIH’s and LTACH’s and are expected to maintain compliance under the current Medicare regulations.

The Company has certain pending and threatened litigation and claims incurred in the ordinary course of business. Management (based, in part, on the advice of legal counsel) believes that the probable resolution of such contingencies will not exceed the Company’s insurance coverage and will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

(19) Selected Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited financial data for each quarter or the last two years.

	First Quarter	Second Quarter	Third Quarter	July 1 through August 10, 2005	August 11 through September 30, 2005	Fourth Quarter
Year ended December 31, 2006
Net revenues	$87,319	$81,258	$77,437			$79,868
Income (loss) before income taxes	6,334	(19,428)	(3,601)			(20,424)
Net income (loss)	3,791	(21,609)	(3,386)			(19,622)
Year ended December 31, 2005
Net revenues	$90,037	$91,538		$40,227	$45,310	$79,158
Income (loss) before income taxes	18,741	15,358		(52,426)	(43,606)	(27,538)
Net income (loss)	11,706	9,038		(33,609)	(43,820)	(26,016)

The period from January 1, 2005 through August 10, 2005 represents Predecessor Periods and the period subsequent to August 10, 2005 represents the Successor Periods.

Operating results for the fourth quarter of 2006 included pretax income of $3.2 million related to a favorable actuarial adjustment of professional liability cost, income of $1.1 million related to favorable adjustments associated with other accrued workers’ compensation and employment practice liabilities, a pretax charge of $1.7 million to increase our allowance for doubtful accounts, and impairment charges of $19.0 million associated with goodwill. The second quarter of 2006 includes an impairment charge of $24.6 million.

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to Cost and Expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts for the period for the year ended December, 31, 2006	$14,372	$7,673	$(5,653)	$16,392
Allowance for doubtful accounts for the period from August 11, 2005 through December 31, 2005	9,200	5,590	(418)	14,372
Allowance for doubtful accounts for the period from January 1, 2005 through August 10, 2005	6,661	3,644	(1,105)	9,200
Allowance for doubtful accounts for the period for the year ended December 31, 2004	7,733	4,582	(5,654)	6,661

(1)	Deductions represent write-offs against the reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECARE HOLDINGS, INC.

/s/ W. EARL REED, III
W. Earl Reed, III
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons of the registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. EARL REED, III	Chief Executive Officer and Director (principal executive officer)	April 2, 2007
W. Earl Reed, III

/s/ Phillip B. Douglas	Chief Financial Officer (principal financial officer)	April 2, 2007
Phillip B. Douglas

/s/ Chris A. Walker	Chief Accounting Officer (principal accounting officer)	April 2, 2007
Chris A. Walker

/s/ Karen H. Bechtel	Director	April 2, 2007
Karen Bechtel

/s/ W. Robert Dahl	Director	April 2, 2007
W. Robert Dahl

/s/ Eric J. Edell	Director	April 2, 2007
Eric J. Edell

/s/ Stephen H. Wise	Director	April 2, 2007
Stephen H. Wise

Director
Carl F. Pollard

/s/ Wayne T. Smith	Director	April 2, 2007
Wayne T. Smith

EXHIBIT INDEX

3.1	Certificate of Incorporation of LifeCare Holdings, Inc.*

3.2	By-laws of LifeCare Holdings, Inc.*

3.3	Certificate of Incorporation of LifeCare Hospitals of Milwaukee, Inc., as amended.*

3.4	Certificate of Incorporation of LifeCare Hospitals of Northern Nevada, Inc.*

3.5	Certificate of Incorporation of LifeCare Hospitals of South Texas, Inc.*

3.6	Certificate of Incorporation of NextCARE Specialty Hospital of Denver, Inc.*

3.7	Articles of Organization of CareRehab Services, LLC.*

3.8	Articles of Incorporation of LifeCare Hospitals, Inc., as amended.*

3.9	Articles of Organization of LifeCare Hospitals of North Carolina, LLC, as amended.*

3.10	Articles of Organization of LifeCare Hospitals of New Orleans, LLC, as amended.*

3.11	Articles of Organization of LifeCare Management Services, LLC, as amended.*

3.12	Articles of Organization of Crescent City Hospitals, LLC.*

3.13	Articles of Incorporation of NextCARE Hospitals/Muskegon, Inc., as amended.*

3.14	Articles of Incorporation of LifeCare Hospitals of Chester County, Inc.*

3.15	Articles of Organization of LifeCare Holding Company of Texas, LLC, as amended.*

3.16	Articles of Incorporation of LifeCare Hospitals of Dayton, Inc.*

3.17	Articles of Incorporation of LifeCare Hospitals of Pittsburgh, Inc.*

3.18	Articles of Organization of LifeCare Investments, LLC.*

3.19	Certificate of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, as amended.*

3.20	Certificate of Limited Partnership of LifeCare Hospitals of North Texas, LP, as amended.*

3.21	Certificate of Limited Partnership of San Antonio Specialty Hospital, Ltd., as amended.*

3.22	Bylaws of LifeCare Hospitals of Milwaukee, Inc.*

3.23	Bylaws of LifeCare Hospitals of Northern Nevada, Inc.*

3.24	Bylaws of LifeCare Hospitals of South Texas, Inc.*

3.25	Bylaws of NextCARE Specialty Hospital of Denver, Inc.*

3.26	Amended and Restated Operating Agreement of CareRehab Services, LLC.*

3.27	First Amended and Restated Bylaws of LifeCare Hospitals, Inc.*

3.28	Amended and Restated Operating Agreement of LifeCare Hospitals of North Carolina, LLC.*

3.29	Amended and Restated Operating Agreement of LifeCare Hospitals of New Orleans, LLC.*

3.30	Amended and Restated Operating Agreement of LifeCare Management Services, LLC.*

3.31	Operating Agreement of Crescent City Hospitals, LLC.*

3.32	By-laws of NextCARE Hospitals/Muskegon, Inc.*

3.33	Bylaws of LifeCare Hospitals of Chester County, Inc.*

3.34	Amended and Restated Operating Agreement of LifeCare Holding Company of Texas, LLC.*

3.35	Bylaws of LifeCare Hospitals of Dayton, Inc.*

3.36	Bylaws of LifeCare Hospitals of Pittsburgh, Inc.*

3.37	Amended and Restated Operating Agreement of LifeCare Investments, LLC.*

3.38	Agreement of Limited Partnership of LifeCare Hospitals of Fort Worth, LP.*

3.39	Agreement of Limited Partnership of LifeCare Hospitals of North Texas, LP.*

3.40	Agreement of Limited Partnership of San Antonio Specialty Hospital, Ltd.*

4.1	Indenture dated as of August 11, 2005 between Rainier Acquisition Corp. and U.S. Bank National Association.*

4.2	Supplemental Indenture dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd. and U.S. Bank National Association.*

4.3	Registration Rights Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC.*

4.4	Joinder Agreement dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC.*

4.5	Form of 9 1/4% Senior Subordinated Notes due 2013 (contained in Exhibit 4.2).*

10.1	Lease Agreement between Mercy Health Services and NextCARE, Inc. dated as of June 26, 1998.*

10.2	Amendment to Lease Agreement between Mercy Health Services and NextCARE Inc., dated May 1, 2001.*

10.3	Letter Agreement between Mercy Health Services and NextCARE, Inc. dated October 30, 2003.*

10.4(a)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 460).*

10.4(b)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 600).*

10.4(c)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 620).*

10.5	Amendment to Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD. and San Antonio Specialty Hospital, Ltd. dated November 6, 2003.*

10.6	First Amendment to Sublease dated as of July 19, 2005 by and between Shreveport Doctors Hospital 2003, Ltd. and LifeCare Hospitals, Inc.*

10.7	Stockholders Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto.*

10.8	Registration Rights Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto.*

10.9	Management Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, Rainier Acquisition Corp. and TC Group IV, L.L.C.*

10.10	Employment Agreement with W. Earl Reed, III.*

10.11	Employment Agreement with Bryan D. Burklow.*

10.12	Employment Agreement with Jill L. Force.*

10.13	Employment Agreement with Chris Walker.*

10.14	Employment Agreement with Phil Douglas.*

10.15	Purchase Agreement dated as of August 5, 2005 between Rainier Acquisition Corp. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC.*

10.16	Credit Agreement dated as of August 11, 2005 among Rainier Acquisition Corp., LCI Holdco, LLC, the Lenders named therein and J.P. Morgan Chase Bank, N.A., a national banking association, as administrative agent and collateral agent.*

10.17	Security Agreement dated as of August 11, 2005 by Rainier Acquisition Corp. and the Grantors referred to therein to JP Morgan Chase Bank, N.A., as collateral agent.*

10.18	Chief Executive Officer and Executive Vice President 2006 Bonus Plan summary.

10.19	Master Lease Agreement dated September 1, 2006 by and between Health Care REIT, Inc. and LCI Healthcare Holdings, Inc.Δ

12	Statement re: Computation of Ratios.

21	Subsidiaries of LifeCare Holdings, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.
Δ	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form 8-K current report on September 9, 2006.