Form 10-Q
period 2007-03-31
LifeCare Holdings, Inc.
filed 2007-05-15
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 333-133319

LIFECARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0372090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5560 Tennyson Parkway Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2007, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2007 (unaudited) and December 31, 2006

(In thousands)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,135	$33,250
Accounts receivable, net of allowance for doubtful accounts of $14,907 and $14,372 respectively	72,796	67,464
Estimated third-party payer settlements	74	—
Income taxes	7,269	6,418
Other current assets	17,483	17,662

Total current assets	105,757	124,794
Property and equipment, net	82,888	78,418
Other assets	14,280	14,461
Identifiable intangibles, net	19,301	19,586
Goodwill	299,159	299,159

	$521,385	$536,418

Liabilities and Stockholder’s Equity
Current liabilities:
Current installments of long-term debt	$3,188	$3,188
Current installments of obligations under capital leases	3,385	3,925
Estimated third party payor settlements	—	8,308
Accounts payable	23,888	26,905
Accrued payroll	7,905	6,243
Accrued vacation	4,001	3,475
Accrued insurance	1,813	1,318
Accrued interest	1,853	5,295
Accrued other	2,475	2,110

Total current liabilities	48,508	60,767
Obligations under capital leases, excluding current installments	1,360	1,909
Long-term debt, excluding current installments	395,624	396,262
Accrued insurance	5,650	5,902
Other noncurrent liabilities	21,276	21,080

Total liabilities	472,418	485,920

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	161,324	161,160
Accumulated deficit	(112,357)	(110,662)

Total stockholder’s equity	48,967	50,498

	$521,385	$536,418

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Net patient service revenue	$82,369	$87,319

Salaries, wages, and benefits	37,980	36,068
Supplies	8,397	8,436
Rent	5,122	4,560
Other operating expenses	20,683	20,877
Provision for doubtful accounts	1,413	1,515
Depreciation and amortization	2,844	2,978
Interest expense, net	8,476	7,880
Gain on early extinguishment of debt	—	(1,329)

Total expenses	84,915	80,985

Income before income taxes	(2,546)	6,334

Provision for income taxes	(851)	2,543

Net income (loss)	$(1,695)	$3,791

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

For the three months ended March 31, 2007

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2006	$—	$161,160	$(110,662)	$50,498
Equity compensation amortization	—	164	—	164
Net loss	—	—	(1,695)	(1,695)

Balance, March 31, 2007	$—	$161,324	$(112,357)	$48,967

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,695)	$3,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,207	3,605
Provision for doubtful accounts	1,413	1,515
Gain on early extinguishment of debt	—	(1,329)
Deferred income taxes	—	(1,394)
Equity compensation amortization	164	92
Changes in operating assets and liabilities:
Patient accounts receivable	(6,745)	(3,434)
Current income taxes	(1,389)	16,333
Insurance proceeds receivable	—	7,000
Other current assets	717	(2,869)
Other assets	(182)	584
Estimated third-party payor settlements	(8,382)	2,326
Accounts payable and accrued expenses	(3,871)	(2,773)
Other liabilities	405	759

Net cash (used in) provided by operating activities	(16,358)	24,206

Cash used in investing activities:
Purchases of property and equipment	(7,030)	(2,414)

Net cash used in investing activities	(7,030)	(2,414)

Cash flows used in financing activities:
Payments of notes payable and long-term debt	(638)	(2,169)
Payments on obligations under capital leases	(1,089)	(1,507)

Net cash used in financing activities	(1,727)	(3,676)

Net increase (decrease) in cash and cash equivalents	(25,115)	18,116
Cash and cash equivalents, beginning of period	33,250	19,843

Cash and cash equivalents, end of period	$8,135	$37,959

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$12,223	$12,783
Income taxes paid	—	(12,397)

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1)	Basis of Presentation

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of the Company’s senior management and board of directors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005 (the “Merger”).

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three months ended March 31, 2007 and 2006 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2006 included in the Form 10-K filed by the Company on April 2, 2007 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.

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

We are assessing the financial impact that the CMS regulations issued on May 1, 2007 will have on our operations. It is possible that the impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Income Taxes

For the three months ended March 31, 2007, the income tax benefit recorded is based on actual expected taxes for the quarter as the Company is not able to reasonably estimate an annual effective rate due to the interaction of the level of profitability and the Texas gross margin tax, which is not based on pre tax net income. Based on recent taxable income trends during the three months ended March 31, 2007, along with revised projections through December 31, 2007, we now expect a federal and state income tax effective rate of 38.5% exclusive of Texas gross margin tax. The Texas gross margin tax is calculated on gross margin, as defined, and was approximately $129 for the quarter.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation no. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 became effective for the Company on January 1, 2007. The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. The adoption of FIN 48 had no impact on the Company’s results of operations and financial position.

The federal statute of limitations remains open for tax years 2003 through 2006. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2007 consolidated financial statements.

(3)	Net Patient Service Revenue

The Company recognizes in its consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended March 31, 2007 included a decrease of $(195) related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, while there were no changes related to the three months ended March 31, 2006.

(4)	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
Senior secured credit facility—term loan	$251,812	$252,450
9 1/4% senior subordinated notes	147,000	147,000

Total long-term debt	398,812	399,450
Current installments of long-term debt	(3,188)	(3,188)

Long-term debt, excluding current installments	$395,624	$396,262

Amendment to Credit Agreement

On May 2, 2007, the Company entered into Amendment No. 1 to the Company’s $326.8 million senior secured credit facility (“Amendment No. 1”). Amendment No. 1 modifies certain financial covenants effective March 31, 2007 and increases the spread on the variable interest rate to be paid by the Company. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans and (4) 3.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and Amendment No. 1 to the credit agreement). The senior secured credit facility consists of (i) a $75 million Revolving Credit Facility and (ii) a $251.8 million Term Loan B Facility. The Company is currently in compliance with the covenants of the Credit Agreement as amended. The Company’s operating results for the quarter ended March 31, 2007 were not in compliance with the financial covenants as set forth in the original agreement however, there has been no default under the senior secured credit agreement. The Company incurred $1.1 million in fees to obtain Amendment No. 1, which will be capitalized and amortized over the remaining life of the senior secured credit facility.

(5)	Stock Options

At March 31, 2007, there were 2,860,000 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options units typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter. Income from the three months ended March 31, 2007 and 2006 includes $164 and $92, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2007:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2006	1,011,000	$6.00
Granted	—	—
Exercised	—	—
Forfeited	(21,000)	6.00
Expired	(4,000)	6.00

Balance at March 31, 2007	986,000	$6.00

At March 31, 2007, the weighted average remaining contractual life of outstanding options was 9.0 years. There were 103,250 stock options exercisable at March 31, 2007. At March 31, 2007, the weighted average exercise price of the vested stock options was $6.00, the remaining weighted average contractual life was 8.4 years and the aggregate intrinsic value of the vested stock options shares was $41.

As of March 31, 2007, there was approximately $1,348 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately four years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the three months ended March 31, 2007:

Number of Shares
Balance at December 31, 2006	130,000
Granted	—
Exercised	—
Forfeited	—
Repurchased	(10,000)

Balance at March 31, 2007	120,000

One of the holders of restricted stock resigned from the Company during 2006 resulting in the forfeiture of 10,000 shares of restricted stock awards that were not vested. 10,000 restricted shares held by the holder had vested prior to his resignation. During the three months ended March 31, 2007, Holdings purchased the 10,000 shares that had previously vested for $3.11 per share pursuant to the restricted stock award agreement.

As of March 31, 2007, there was approximately $300 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately two and a half years.

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

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which the Company operated an 82-bed licensed hospital. The Company has been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. On February 14, 2007, the New Orleans’ District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation or rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to the Katrina matters which would negatively impact the Company’s results of operations.

Significant reductions in the patient service revenues earned by a hospital may occur if the Company is unable to maintain the certification of the hospital as an LTACH in accordance with Medicare regulations. Additionally, the majority of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these HIH hospitals are subject to additional specific Medicare HIH regulations in addition to the general LTACH regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTACH located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTACH. The determinations are made on an annual basis.

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

The Company has certain pending and threatened litigation and claims incurred in the ordinary course of business. Management (based, in part, on the advise of legal counsel) believes that the probable resolution of such contingencies will not exceed the Company’s insurance coverage and will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

(8)	Regulatory Updates

Medicare Reimbursement Changes for Fiscal 2008

On May 1, 2007, CMS issued changes to the Medicare hospital payment system that will become effective for discharges occurring on or after July 1, 2007. CMS estimates these changes will reduce overall payments to LTAC hospitals by 3.8% within the first year of implementation. These changes include: (a) a 0.71% increase to the standard federal payment rate from $38,086 to $38,356; (b) revisions to payment methodologies impacting short-stay outliers; (c) adjustments to the wage index component of the federal payment; (d) an extension of the policy known as the “25 Percent Rule,” to all LTACH hospitals, including those previously exempted due to a “grandfather status,” with a three year phase-in, which CMS projects will not result in payment reductions for the first year of implementation but will result in reductions of 2.4% in the second year of implementation; and (e) an increase in the high-cost outlier fixed-loss threshold amount from $14,887 to $22,954.

The proposed short-stay outlier revisions include the creation of a new payment category for discharged cases having lengths of stay less than or equal to the geometric mean length of stay for patients with the same diagnosis in short-term acute care hospitals. Payment for these cases would be similar to that received by a short-term acute care hospital for the same diagnosis.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital, such as HIHs. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed the “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS’ new rule expands this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital or were previously “grandfathered” from this provision. Under the new policy, all LTAC hospitals having fiscal years beginning on or after July 1, 2007 will be paid LTAC PPS rates for the lesser of admissions from a single referral source up to 75% or the percentage that the LTAC hospital discharged from the referring hospital during the 2005 cost reporting year. Admissions beyond the threshold will be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the threshold. Under the new policy, the threshold will be reduced to the lesser of 50% or the percentage that the LTAC hospital discharged from the referring hospital during the 2005 cost reporting year for fiscal years beginning on or after July 1, 2008, and will be reduced to 25% for fiscal years beginning on or after July 1, 2009.

CMS also states that the annual update to the DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

Proposed CMS Changes to DRG Weighting for Fiscal 2008

On April 13, 2007, the CMS issued a proposed rule to adopt a severity diagnosis related group (DRG) system for the fiscal year 2008, called the Medicare-Severity DRGs (or MS-DRGs). CMS is proposing to create 745 new DRGs to replace the current 538 DRGs. The proposal will increase payments for some cases while decreasing payments for others. Hospitals treating more severely ill and costlier patients will receive higher payments. Payments to hospitals for treating less severely ill patients will decline. This rule will be effective for Medicare discharges on or after October 1, 2007. We are not certain what impact any such proposed changes, if adopted, could have on our operations and financial performance in future periods.

(9)	Sale-Leaseback Agreement

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“Facility”). The Landlord paid an initial acquisition payment of $11.7 million to the Company towards the estimated total purchase price of $15.7 million for the Facility.

The initial term of the Lease will be 15 years, and the Tenant has one 15-year renewal option. The initial rent for the Facility under the Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and will be subject to an annual inflation adjustment. The Lease is an “absolute net lease” and contains customary covenants, representations and warranties. The Company and its subsidiary, San Antonio Speciality Hospitals, LTD, entered into an unconditional and continuing Lease Guaranty with the Landlord.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care hospitals (“LTACHs”) in the United States. As of March 31, 2007, we operated 19 hospitals located in nine states, consisting of 11 “hospital within a hospital” facilities (40.8% of beds) and eight freestanding facilities (59.2% of beds). Through these 19 long-term acute care hospitals, we operate a total of 922 licensed beds and employ approximately 2,900 people, the majority of whom are registered or licensed nurses and respiratory therapists.

We believe we have developed a reputation for excellence in providing treatment for patients with complex medical needs requiring extended treatment. Our patients have serious medical conditions such as respiratory failure, chronic pulmonary disease, nervous system disorders, infectious diseases and severe wounds. They generally require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their serious medical conditions, our patients were generally not clinically appropriate for admission to a skilled nursing facility or inpatient rehabilitation facility. By combining general acute care services with a focus on long-term treatment, we believe that our hospitals provide medically complex patients with better and more cost-effective outcomes.

Recent Trends and Events

Impact of Hurricane Katrina

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate long-term acute care hospitals. We anticipate that during 2007 we will contribute to the joint venture, subject to regulatory approvals, our hospitals licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49% ownership in the joint venture.

On September 28, 2005, the Louisiana Attorneys General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities is Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses, who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. On February 14, 2007 the New Orleans District Attorney convened a grand Jury to determine if any of the three individual should be indicted and formally charged with criminal acts. At this time we cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company. If we become a target of the investigation, it could have a material adverse effect on our business, operating results and financial condition.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We intend to vigorously defend ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation or rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

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

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Seven beds were transferred to another location and the 12 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period.

The assets formerly located in our Edinburgh hospital and Doctors Hospital campus in Shreveport, Louisiana are being used at other locations or were disposed of.

Regulatory Changes

Approximately 68.9% and 71.3% of our total net patient service revenue for the three months ended March 31, 2007 and 2006, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of LTACH diagnosis related groupings, or DRGs. In addition CMS has issued changes to fiscal 2007 Medicare reimbursement, that may significantly reduce our Medicare reimbursement. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

Medicare Reimbursement Change in Payment Rate for Fiscal 2007

On May 2, 2006 CMS issued the final regulations for the 2007 fiscal year which began on July 1, 2006 relating to the prospective payment system for LTACHs. The final rules, among other things, (i) changed the payment provisions related to short-stay outliers; (ii) increased the outlier fixed-loss amount from $10,501 to $14,887; (iii) increased the labor-related share of the prospective payment system federal rate from 72.855% to 75.665%; (iv) eliminated the surgical case exception to the three-day or less interruption of stay policy; and (v) froze the fiscal 2007 federal rate at the 2006 level.

Prior to the regulations, the payment methodology for short-stay outliers reimbursed long-term acute care hospital providers at the lowest of (i) 120% of patient cost; (ii) 120% of the per diem amount based on the diagnosis related group; or (iii) the full diagnosis related group payment. The CMS changes to short-stay outliers reimbursement added a fourth payment alternative, a blended amount based upon (i) the amount that would otherwise be paid under the short-term acute care inpatient: (iv) a blend of an amount comparable to what would otherwise be paid under the short-term acute care inpatient payment system (“IPPS DRG”) computed as a per diem and capped at the full IPPS DRG comparable payment amount, and (ii) 120% of the per diem amount based on the DRG for long-term acute care hospitals. An additional CMS change lowered the reimbursement under the patient cost payment alternative from 120% of patient cost to 100%.

CMS estimated that exclusive of the freeze of the federal rate for fiscal 2007, these changes resulted in a decrease in Medicare reimbursement of 3.7% for LTACH providers.

CMS Changes to DRG Weighting for Fiscal 2007

On August 1, 2006, CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTACHs. This final rule was effective for Medicare discharges on or after October 1, 2006. CMS estimated these changes would result in reduced payments to LTAC providers by 1.3% based on the current reimbursement regulations that were in place. This reduction was in addition to the reduction discussed previously as a result of the fiscal 2007 rule changes. Historically, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates. The actual impact of these reimbursement changes in subsequent periods could be materially different from CMS’s estimate.

The final regulations also included (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTACHs and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

Medicare Reimbursement Changes for Fiscal 2008

On May 1, 2007, CMS issued changes to the Medicare hospital payment system that will become effective for discharges occurring on or after July 1, 2007. CMS estimates these changes will reduce overall payments to LTAC hospitals by 3.8% in the first year of implementation. These changes include: (a) a 0.71% increase to the standard federal payment rate from $38,086 to $38,356; (b) revisions to payment methodologies impacting short-stay outliers; (c) adjustments to the wage index component of the federal payment; (d) an extension of the policy known as the “25 Percent Rule” to all LTACH hospitals, including those previously exempted due to a “grandfather status,” with a three year phase-in, which CMS projects will not result in payment reductions for the first year of implementation but will result in reductions of 2.4% in the second year of implementation; and (e) an increase in the high-cost outlier fixed-loss threshold amount from $14,887 to $22,954.

The proposed short-stay outlier revisions include the creation of a new payment category for discharged cases having lengths of stay less than or equal to the geometric mean length of stay for patients with the same diagnosis in short-term acute care hospitals. Payment for these cases would be similar to that received by a short-term acute care hospital for the same diagnosis.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital, such as HIHs. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed the “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS’ new rule expands this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital or were previously “grandfathered” from this provision. Under the new policy, all LTAC hospitals having fiscal years beginning on or after July 1, 2007 will be paid LTAC PPS rates for the lesser of admissions from a single referral source up to 75% or the percentage that the LTAC hospital discharged from the referring hospital during the 2005 cost reporting period. Admissions beyond the threshold will be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the threshold. Under the new policy, the threshold will be reduced to the lesser of 50% or the percentage that the LTAC hospital discharged from the referring hospital during the 2005 cost reporting period for fiscal years beginning on or after July 1, 2008, and will be reduced to 25% for fiscal years beginning on or after July 1, 2009.

CMS also states that the annual update to the DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

We believe that the new policy will reduce our Medicare reimbursement, which we will attempt to mitigate. There can be no guarantee that such efforts will be successful in mitigating the effect of the rule.

Proposed CMS Changes to DRG Weighting for Fiscal 2008

On April 13, 2007, the CMS issued a proposed rule to adopt a severity diagnosis related group (DRG) system for the fiscal year 2008, called the Medicare-Severity DRGs (or MS-DRGs). CMS is proposing to create 745 new DRGs to replace the current 538 DRGs. The proposal will increase payments for some cases while decreasing payments for others. Hospitals treating more severely ill and costlier patients will receive higher payments. Payments to hospitals for treating less severely ill patients will decline. This rule will be effective for Medicare discharges on or after October 1, 2007. We are not certain what impact any such proposed changes, if adopted, could have on our operations and financial performance in future periods.

CMS Study on Patient and Facility Criteria

Based upon a June 2004 report prepared by MedPAC, it was recommended that CMS study and consider new patient and facility criteria for long-term acute care hospital providers. The contractor commissioned by CMS to conduct aspects of this analysis submitted its report to CMS in December 2006. At this time we are not certain as to what actions CMS may take as a result of this study nor of the impact any such proposed changes, if adopted, could have on our operations and financial performance in future periods.

Regulatory Matters

As discussed in note 16 to our December 31, 2006 consolidated financial statements included in our Form 10-K filed with the SEC on April 2, 2007, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the Office of Inspector General of the Department of Health and Human Services (OIG) that settled these matters on June 12, 2006. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including corporate compliance. We believe that the annual incremental costs to comply with the CCA will not be significant since we currently maintain corporate compliance as described above.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 68.9% and 71.3% of total net patient service revenue for the three months ended March 31, 2007 and 2006, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2006 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We are assessing the financial impact that the CMS regulations as issued on May 1, 2007, as discussed previously, will have on our operations. It is possible that the impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Results of Operations

The following table sets forth operating results for each of the periods presented.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net patient service revenue	$82,369	$87,319

Salaries, wages, and benefits	37,980	36,068
Supplies	8,397	8,436
Rent	5,122	4,560
Other operating expenses	20,683	20,877
Provision for doubtful accounts	1,413	1,515
Depreciation and amortization	2,844	2,978
Interest expense, net	8,476	7,880
Gain on early extinguishment of debt	—	(1,329)

Total expenses	84,915	80,985

Income (loss) before income taxes	(2,546)	6,334
Provision for income taxes	(851)	2,543

Net income (loss)	$(1,695)	$3,791

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Number of hospitals within hospitals (end of period)	11	12
Number of freestanding hospitals (end of period)	8	6
Number of total hospitals (end of period)	19	18
Licensed beds (end of period) (1)	922	893
Average licensed beds (1)	923	893
Admissions	2,176	2,081
Patient days	58,239	57,815
Occupancy rate	70.1%	71.9%
Percent net patient service revenue from Medicare	68.9%	71.3%
Percent net patient service revenue from commercial payors and Medicaid (2)	31.1%	28.7%
Net patient service revenue per patient day	$1,413	$1,510

(1)	The licensed beds are only calculated on the beds at locations that were open for operations during the applicable period, and exclude beds at locations prior to openings, or subsequent to closures.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

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

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Seven beds were transferred to another location and the 12 beds remaining at this location were closed. Eight beds were added to our Denver location during the same period.

Net Revenues

Our net patient service revenue decreased by $4.9 million, or 5.7%, for the three months ended March 31, 2007, to $82.4 million from $87.3 million for the comparable period in 2006. Patient days in 2007 were 424 greater, or 0.7% greater, than the same period in 2006. This decrease was comprised of a favorable benefit of $0.6 million from the increase in patient days offset by an unfavorable variance of $5.6 million as the result of lower rates on a per patient day basis.

During the three months ended March 31, 2007, our net patient service revenue per patient day was $1,413, which represented a decrease of 6.4% compared to the same period in 2006. The decrease on a per patient day basis was primarily the result of the unfavorable reimbursement changes implemented by CMS for all discharges on or after July 1, 2006 and the unfavorable reduction to DRG weights for all discharges on or after October 1, 2006, partially offset by an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients.

Total Expenses

Total expenses increased by $3.9 million to $84.9 million for the three months ended March 31, 2007 as compared to $81.0 million for the same period in 2006. Exclusive of the gain on early extinguishment of debt of $1.3 million recognized during the three months ended March 31, 2006, expenses increased by $2.6 million from the 2006 period to the 2007 period.

Of this $2.6 million increase in total expenses, approximately $1.9 million was attributable to an increase in salaries, wages, and benefits. The remaining $0.7 million of the total $2.6 million increase was comprised of an increase in rent expense of $0.6 million and an increase of $0.6 million in interest expense, offset by net decreases in other expense categories. The increase in rent expense was the result of the overall increase in the number of operating locations and beds as discussed previously. The increase in interest expense was due to a higher LIBOR rate for the 2007 period as compared to the 2006 period.

Gain on early extinguishment of debt for the three months ended March 31, 2006 was the result of our repurchasing $3 million in face of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Income Tax Expense

For the three months ended March 31, 2007, the income tax benefit recorded is based on actual expected taxes for the quarter as the Company is not able to reasonably estimate an annual effective rate due to the interaction of the level of profitability and the Texas gross margin tax, which is not based on pre tax net income. Based on recent taxable income trends during the three months ended March 31, 2007, along with revised projections through December 31, 2007, we now expect a federal and state income tax effective rate of 38.5% exclusive of Texas gross margin tax. The Texas gross margin tax is calculated on gross margin, as defined, and was approximately $129 for the quarter.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow generated by operations and availability of borrowings under a revolving credit facility. Our primary liquidity requirements will be for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At March 31, 2007, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $251.8 million term loan facility with a maturity of seven years, (ii) capital lease obligations of $4.7 million with varying maturities, and (iii) a $75.0 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans, with a maturity of six years. The full amount available under the term loan facility was used in connection with the Transactions. During the three months ended March 31, 2006 we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt of approximately $1.5 million during this period.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments , actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. The Company is currently in compliance with the covenants of the Credit Agreement as amended. The Company’s operating results for the quarter ended March 31, 2007 were not in compliance with the financial covenants as set forth in the original agreement, however, there has been no default under the senior secured credit agreement.

On May 2, 2007, the Company entered into the Amendment No. 1 to the Company’s $326.8 million senior secured credit facility (“Amendment No. 1”). Amendment No 1 modifies certain financial covenants effective March 31, 2007 and increases the spread on the variable interest rate to be paid by the Company. The senior secured credit facility consists of (i) a $75 million Revolving Credit Facility and (ii) a $251.8 million Term Loan B Facility. Based upon amounts presently outstanding under the senior credit facility and current interest rates, the Company estimates that Amendment No. 1 will result in an increase in annual interest expense of approximately $1.9 million.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans and (4) 3.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and amendment number 1 to the credit agreement). At March 31, 2007, the interest rate applicable to the $251.8 million under our term loan facility was 7.60%.

We cannot guarantee that we will be able to continue to satisfy these covenant requirements in the future. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default could occur. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.

We believe that our cash on hand, internally generated cash flows and potential availability of borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations and meet our debt service requirements for the next twelve months.

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“Facility”). The Landlord paid an initial acquisition payment of $11.7 million to the Company towards the estimated total purchase price of $15.7 million for the Facility.

The initial term of the Lease will be 15 years, and the Tenant has one 15-year renewal option. The initial rent for the Facility under the Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and is subject to an annual inflation adjustment. The Lease is an “absolute net lease” and contains customary covenants, representations and warranties. The Company and its subsidiary, San Antonio Specialty Hospitals, LTD, entered into an unconditional and continuing Lease Guaranty with the Landlord.

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $29.0 million during the remainder of 2007 based on our current plans. Capital expenditures for our new San Antonio, Texas location will be provided by the Landlord. We anticipate entering another sale-leaseback agreement to provide for the capital expenditures for our Milwaukee, Wisconsin location. These expenditures will relate market expansion opportunities, investment in information technology enhancements, and facility maintenance requirements.

Historical Cash Flow

Three Months Ended March 31, 2007 and 2006

	Three Month Period Ended March 31, 2007	Three Month Period Ended March 31, 2006
Net cash provided by (used in) operating activities	$(16,358)	$24,206
Net cash used in investing activities	(7,030)	(2,414)
Net cash used in financing activities	(1,727)	(3,676)

For the three months ended March 31, 2007, operating activities used $16.4 million of cash as compared to providing $24.2 million in cash for the comparable period in 2006. For the three-months ended March 31, 2007, we had a net loss of $1.7 million as compared to net income of $3.8 million for the same period in 2006. Cash provided from operations for the three months ended March 31, 2006 included the receipt of $12.4 million related to a refund of 2005 federal income payments. This tax benefit was the result of expenses recorded during the year ended December 31, 2005. Additionally, during the three months ended March 31, 2006, we received $7.0 million in business interruption proceeds that were recorded as a receivable at December 31, 2005 as a result of the impact of Hurricane Katrina on our New Orleans operations.

Accounts receivable increased by $6.7 million for the three months ended March 31, 2007 as compared to an increase of $3.4 million for the same period during 2006. Days of net patient service revenue in accounts receivable at March 31, 2007 had increased to 79.4 as compared to 77.1 at December 31, 2006. The increase in accounts receivable, in total and in days outstanding, during the three months ended March 31, 2007 was principally due to an increase in net patient service revenue during the three months ended March 31, 2007 as compared to the three months ended December 31, 2006, and the continued focus by the Company during the three months ended March 31, 2007 on the remaining aspects of the conversion to a new patient accounting system that was undertaken during the final quarter of 2006.

Estimated third party payor settlements resulted in a net use of cash of $8.4 million as compared to a net source of cash of $2.3 million for the three months ended March 31, 2006. The use of cash during the 2007 period was principally due to the repayment to Medicare of amounts received as interim payments during 2006 in excess of revenues ultimately recognized.

A decrease in accounts payable and accrued expense resulted in a net use of cash of $3.9 million for three months ended March 31, 2007 as compared to use of cash of $2.8 million in the comparable period in 2006. The uses of cash during the three months ended March 31, 2007 and 2006 are primarily attributable to the timing of our semi-annual interest payments associated with our 9 1/4% senior subordinated notes.

Cash used in investing activities was $7.0 million for the three months ended March 31, 2007 as compared to $2.4 million in 2006. Of the $7.0 million, $2.0 million and $2.2 million related to the new facilities in San Antonio, Texas and Milwaukee, Wisconsin, respectively. During the three months ended March 31, 2007 and 2006, we funded all equipment purchases using our available cash on hand.

Cash used by financing activities for the three months ended March 31, 2007 was $1.7 million as compared to cash used of $3.7 million for the same period in 2006. Included in the $3.7 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes.

Seasonality

Our business experiences seasonality resulting in variation in census levels, with the highest census historically occurring in the first quarter of the year and the lowest census occurring in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTACH PPS payments are subject to fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the final rules issued by CMS for LTACHs for the 2007 fiscal year did not provide for an inflation update, while the 2008 fiscal year rates were increased by 0.71% to $38,356.

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

•

the effect of legal actions or other claims associated with the Louisiana Attorney General’s investigation or other circumstances arising from Hurricane Katrina could subject us to substantial liabilities, and;

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, we had $251.8 million in senior term loans outstanding and a borrowing availability of $75 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4T: CONTROLS AND PROCEDURES

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

No changes.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeCare Holdings, Inc.

By:	/s/ W. EARL REED, III
W. Earl Reed, III Chief Executive Officer

By:	/s/ PHILLIP B. DOUGLAS
Phillip B. Douglas Chief Financial Officer

Dated: May 15, 2007

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