Form 10-Q
period 2007-06-30
LifeCare Holdings, Inc.
filed 2007-08-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of August 1, 2007, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$22,780	$33,250
Accounts receivable, net of allowance for doubtful accounts of $16,200 and $14,400 respectively	71,619	67,464
Estimated third-party payor settlements	2,367	—
Income taxes	5,334	6,418
Other current assets	17,066	17,662

Total current assets	119,166	124,794
Property and equipment, net	84,814	78,418
Other assets	15,127	14,461
Identifiable intangibles, net	19,015	19,586
Goodwill	299,159	299,159

	$537,281	$536,418

Liabilities and Stockholder’s Equity
Current installments of long-term debt	$3,188	$3,188
Current installments of obligations under capital leases	2,686	3,925
Estimated third-party payor settlements	—	8,308
Accounts payable	23,219	26,905
Accrued payroll	3,745	6,243
Accrued vacation	4,555	3,475
Accrued insurance	935	1,318
Accrued interest	5,249	5,295
Accrued other	3,343	2,110

Total current liabilities	46,920	60,767
Obligations under capital leases, excluding current installments	1,265	1,909
Long-term debt, excluding current installments	394,987	396,262
Lease financing obligation	21,982	—
Accrued insurance	7,404	5,902
Other noncurrent liabilities	20,791	21,080

Total liabilities	493,349	485,920

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value. 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	161,489	161,160
Accumulated deficit	(117,557)	(110,662)

Total stockholder’s equity	43,932	50,498

	$537,281	$536,418

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Net patient service revenue	$82,554	$81,258	$164,923	$168,577

Salaries, wages, and benefits	39,235	36,283	77,215	72,351
Supplies	8,361	8,400	16,760	16,836
Rent	4,856	4,265	9,979	8,825
Other operating expenses	21,425	19,945	42,105	40,822
Provision for doubtful accounts	1,471	1,447	2,884	2,962
Depreciation and amortization	2,889	2,876	5,733	5,854
Goodwill impairment charge	—	24,600	—	24,600
Insurance recovery	—	(5,333)	—	(5,333)
Interest expense, net	9,023	8,203	17,498	16,083
Gain on early extinguishment of debt	—	—	—	(1,329)

Total expenses	87,260	100,686	172,174	181,671

Operating loss	(4,706)	(19,428)	(7,251)	(13,094)
Loss on investment in joint venture	(343)	—	(343)	—

Loss before income taxes	(5,049)	(19,428)	(7,594)	(13,094)
Provision (benefit) for income taxes	152	2,181	(699)	4,724

Net loss	$(5,201)	$(21,609)	$(6,895)	$(17,818)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Equity

For the six months ended June 30, 2007

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2006	$—	$161,160	$(110,662)	$50,498
Equity compensation amortization	—	329	—	329
Net loss	—	—	(6,895)	(6,895)

Balance, June 30, 2007	$—	$161,489	$(117,557)	$43,932

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(6,895)	$(17,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,495	6,274
Provision for doubtful accounts	2,884	2,962
Impairment charges	—	24,600
Gain on early extinguishment of debt	—	(1,329)
Deferred income taxes	—	(2,107)
Equity compensation amortization	329	181
Changes in operating assets and liabilities:
Patient accounts receivable	(7,039)	(326)
Current income taxes	1,084	12,708
Insurance proceeds receivable	—	1,667
Prepaid expenses and other current assets	598	(1,857)
Other assets	138	(644)
Estimated third-party payor settlements	(10,674)	(945)
Accounts payable and accrued expenses	(4,299)	(2,110)
Other liabilities	1,215	5,556

Net cash provided by (used in) operating activities	(16,164)	26,812

Cash provided by (used in) investing activities:
Purchases of property and equipment	(24,781)	(9,100)
Sale-leaseback proceeds	29,292	—

Net cash provided by (used in) investing activities	4,511	(9,100)

Cash flows provided by (used in) financing activities:
Deferred financing cost	(1,089)	—
Lease financing obligation proceeds	5,776	—
Payments of notes payable and long-term debt	(1,275)	(2,806)
Payments on obligations under capital leases	(2,229)	(2,891)

Net cash provided by (used in) financing activities	1,183	(5,697)

Net increase (decrease) in cash and cash equivalents	(10,470)	12,015
Cash and cash equivalents, beginning of period	33,250	19,843

Cash and cash equivalents, end of period	$22,780	$31,858

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$17,544	$17,658
Net income taxes paid (received)	(1,781)	(5,877)
Noncash:
Equipment purchased through capital lease financing	345	—
Removal of lease financing obligation for facility sale-leaseback	13,086	—

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of annualized financial results.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, impairments may be recognized.

We are assessing the financial impact that the CMS regulations issued on May 1, 2007 will have on our operations. It is possible that the impact may result in recording impairment charges in future periods to the extent the impact affects the carrying value of goodwill and identifiable intangible assets.

Income Taxes

For the six months ended June 30, 2007, the income tax benefit recorded is based on the annual effective rate of approximately 10%. Based on recent taxable loss trends during the six months ended June 30, 2007, along with revised projections through December 31, 2007, the federal and state income tax benefit is less than expected due to the projected need for a valuation allowance on deferred tax asset as of December 31, 2007.

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

The Company recognizes in its consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and six months ended June 30, 2007 included decreases of $200 and $400, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to a decrease of $3,400 for both the three and six months ended June 30, 2006.

(4)	Goodwill and Impairment Charges

As a result of the Medicare reimbursement changes as more fully discussed in note 10 that were effective on July 1, 2006, and our estimate of the impact of the changes on future cash flows, the Company reviewed the carrying value of its goodwill as of June 30, 2006. As a result of this review, an impairment charge of $24.6 million was recorded during the three months ended June 30, 2006. The present value of estimated future cash flows was the method used to determine fair value for purposes of these impairment charges. The Company performs an annual valuation of goodwill and identifiable intangibles as of December 31 and as otherwise required. Based upon the review to be performed as of December 31, 2007 and the actual impact of the Medicare reimbursement changes, additional goodwill impairment charges may be recorded.

(5)	Long-Term Debt

Long-term debt at June 30, 2007 consists of the following:

Senior secured credit facility - term loan	$251,175
9 1/4% senior subordinated notes (“Notes”)	147,000

Total long-term debt	398,175
Current installments of long-term debt	(3,188)

Long-term debt, excluding current installments	$394,987

Amendment to Credit Agreement

On May 2, 2007, the Company entered into Amendment No. 1 to the Company’s $326.8 million senior secured credit facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate to be paid by the Company. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans and (4) 3.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and Amendment No. 1 to the credit agreement). The senior secured credit facility consists of (i) a $75 million Revolving Credit Facility and (ii) a $251.2 million Term Loan B Facility. The Company is currently in compliance with the covenants of the Credit Agreement as amended. The Company incurred $1.1 million in fees to obtain Amendment No. 1, which have been capitalized and are being amortized over the remaining life of the senior secured credit facility.

During the six months ended June 30, 2006, the Company repurchased $3 million of its outstanding Notes for $1.53 million. This resulted in the Company recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

(6)	Sale-Leaseback and Lease Financing Obligations

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“Facility”). As of June 30, 2007, the Facility opened for business, at which point the operating lease commenced. The base rent will be $1.2 million per year with annual inflation tied to the Medicare market basket inflation rate, which is based on the standard federal rate for long term acute care hospitals as determined by the Centers for Medicare and Medicaid Services, but in no event will the cumulative average exceed .25% per annum. As of June 30, 2007, the Landlord had made payments of $13.1 million to the Company towards the estimated total purchase price of $15.7 million for the Facility. No gain will be recognized from this transaction.

On June 6, 2007, Tenant amended the Master Lease Agreement (“Amended Lease”) with Health Care REIT, Inc., HCRI Texas Properties, LTD and HCRI Wisconsin Properties, LLC (collectively, the “Milwaukee Landlord”) to include the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in Milwaukee, Wisconsin (“Milwaukee Facility”). As of June 30, 2007, the Milwaukee Landlord had made payments of $16.2 million to the Company towards the estimated total purchase price of $25.6 million for the Milwaukee Facility, which are included in lease financing obligations. Payments will continue through completion of the construction as reimbursement for construction costs, at which time the lease is expected to be accounted for as an operating lease.

The initial term of the leases for these facilities will be 15 years, and the Tenant has one 15-year renewal option. The initial rent under the Amended Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and will be subject to an annual inflation adjustment. The Amended Lease is an “absolute net lease” and contains customary covenants, representations and warranties. The Company and its subsidiary, LifeCare Hospitals of Milwaukee, Inc. and San Antonio Specialty Hospitals, LTD, entered into an Amended and Restated Unconditional and Continuing Lease Guaranty with the Landlord.

The Company entered into a Master Lease Agreement with Health Care REIT, Inc. on September 1, 2006, to acquire and develop hospital facilities. The first facility to be developed under this Master Lease is our Boise, Idaho facility, which is currently under construction. During the six months ended June 30, 2007, Health Care REIT, Inc. made initial payments to the Company approximating $5.8 million as reimbursement for capital expenditure outlays by the Company on this project. The total project cost of this facility is expected to approximate $18.5 million. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion.

(7)	Stock Options

Successor Stock Option Plan

At June 30, 2007, there were 2,860,000 million shares of common stock of Holdings (our parent Company) available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Income from the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 includes $164, $90, $328, and $181, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2007:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2006	1,011,000	$6.00
Granted	—	6.00
Exercised	—	—
Forfeited	(40,000)	6.00
Expired	(6,000)	6.00

Balance at June 30, 2007	965,000	$6.00

At June 30, 2007, the weighted average remaining contractual life of outstanding options was 8.7 years. There were 101,250 stock options exercisable at June 30, 2007. At June 30, 2007, the weighted average exercise price of the vested stock options was $6.00, the remaining weighted average contractual life was 8.7 years and the aggregate intrinsic value of the vested stock options shares was $41.

As of June 30, 2007, there was approximately $1,238 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately three years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the six months ended June 30, 2007:

Number of Shares
Balance at December 31, 2006	130,000
Granted	—
Exercised	—
Forfeited	—
Repurchased	(10,000)

Balance at June 30, 2007	120,000

One of the holders of restricted stock resigned from the Company during 2006. Prior to his resignation, he had vested in 10,000 restricted shares. During the six months ended June 30, 2007, Holdings purchased the 10,000 shares that had previously vested for $3.11 per share pursuant to the restricted stock award agreement.

As of June 30, 2007, there was approximately $246 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately one year.

(8)	Regulatory Matters

All healthcare providers are required to comply with a significant number of laws and regulations at the federal and state government levels. These laws are complex, and in many instances, providers do not have the benefit of significant regulatory or judicial interpretation as to how to interpret and/or apply these laws and regulations. The U.S. Department of Justice and other federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. As a healthcare provider, the Company is subject to these regulatory efforts. Healthcare providers that do not comply with these laws and regulations may be subject to civil or criminal penalties, the loss of their licenses, or restriction in their ability to participate in various federal and state healthcare programs. The Company endeavors to conduct its business in compliance with applicable laws and regulations, including healthcare fraud and abuse laws.

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

(9)	Commitments and Contingencies

On September 28, 2005, the Louisiana Attorneys General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities was Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. On February 14, 2007 the New Orleans District Attorney convened a Grand Jury to determine if any of the three individual should be indicted and formally charged with criminal acts. On July 24, 2007, the Grand Jury declined to indict the physician in question. It had previously granted immunity to the two nurses in exchange for their testimony. We cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under its insurance policies, only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

Significant reductions in the patient service revenues earned by a hospital may occur if the Company is unable to maintain the certification of the hospital as an LTACH in accordance with Medicare regulations. Additionally, many of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these HIH hospitals are subject to additional specific Medicare HIH regulations in addition to the general LTACH regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTACH located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTACH. The determinations are made on an annual basis.

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

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate long-term acute care hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, the Company guaranteed, via the issuance of a letter of credit, $0.75 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit is secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with the Company’s letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has established a carrying value $0.25 million associated with this guarantee, which is recorded in other noncurrent liabilities. This value was determined based upon the Company’s estimates and probabilities of the likelihood that the operations of this joint venture would result in the Company becoming liable under the established letter of credit.

The Company has certain other pending and threatened litigation and claims incurred in the ordinary course of business. Management (based, in part, on the advice of legal counsel) believes that the probable resolution of such contingencies will not exceed the Company’s insurance coverage and will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

(10)	Regulatory Update

On May 1, 2007, CMS issued changes to the Medicare hospital payment system that are effective for discharges occurring on or after July 1, 2007. The Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. CMS estimated these changes will reduce overall payments to LTAC hospitals by 1.2% within the first year of implementation. These changes include: (a) a 0.71% increase to the standard federal payment rate from $38,086 to $38,356; (b) revisions to payment methodologies impacting short-stay outliers; (c) adjustments to the wage index component of the federal payment; (d) an extension of the policy known as the “25 Percent Rule,” to all LTACH hospitals, including those previously exempted due to a “grandfather status,” with a three year phase-in, which CMS projects will not result in payment reductions for the first year of implementation but will result in reductions of 2.4% in the second year of implementation; and (e) an increase in the high-cost outlier fixed-loss threshold amount from $14,887 to $20,738.

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

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system (IPPS) regulations for fiscal year 2008. These regulations establish a new Medicare severity-based patient classification system for fiscal year 2008, called Medicare-Severity DRGs (or MS-DRGs) or MS-LTAC-DRGs for LTAC hospitals. The MS-LTAC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS states that MS-LTAC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTAC-DRG payment weights. CMS has provided for a two year phase-in period to mitigate the transition in payments for IPPS and LTAC PPS providers. In fiscal 2008 provider reimbursement will be based 50% on new MS-LTAC-DRGs and 50% on existing DRGs. For fiscal 2009 100% will be based on new MS-LTAC-DRGs. We are not certain what impact these regulations will have on our operations and financial performance in future periods.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care hospitals (“LTACHs”) in the United States. As of June 30, 2007 we operated 19 hospitals located in nine states, consisting of 10 “hospital within a hospital” facilities (36.1% of beds) and nine freestanding facilities (63.9% of beds). Through these 19 long-term acute care hospitals, we operate a total of 951 licensed beds and employ approximately 2,900 people, the majority of whom are registered or licensed nurses and respiratory therapists.

We believe we have developed a reputation for excellence in providing treatment for patients with complex medical needs requiring extended treatments. Our patients have serious medical conditions such as respiratory failure, chronic pulmonary disease, nervous system disorders, infectious diseases and severe wounds. They generally require a high level of monitoring and specialized care yet may not require the continued services of an intensive care unit. Due to their serious medical conditions, our patients are generally not clinically appropriate for admission to a skilled nursing facility or inpatient rehabilitation facility. By combining general acute care services with a focus on long-term treatment, we believe that our hospitals provide medically complex patients with better and more cost-effective outcomes.

Recent Trends and Events

Impact of Hurricane Katrina

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate long-term acute care hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. During the six months ended June 30, 2007, the Company recorded a loss of $343 associated with its share of the joint venture’s operating losses.

On September 28, 2005, the Louisiana Attorneys General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities was Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. On February 14, 2007 the New Orleans District Attorney convened a Grand Jury to determine if any of the three individual should be indicted and formally charged with criminal acts. On July 24, 2007, the Grand Jury declined to indict the physician in question. It had previously granted immunity to the two nurses in exchange for their testimony. We cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on the Company.

The Company is currently defending itself against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. The Company maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. The Company believes that under our insurance policies, only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

Hospital Openings and Milwaukee Lease Termination

In July 2006, we closed a 40-bed hospital within a hospital in Edinburgh, Texas. We opened a 24-bed satellite hospital within a hospital in Shreveport, Louisiana during August 2006 and a 41-bed satellite hospital within a hospital in Pittsburgh, Pennsylvania in September 2006. We expanded an existing hospital in Shreveport, Louisiana by seven beds in November 2006, and opened a satellite 32-bed freestanding hospital in McAllen, Texas in December 2006. The licensed beds at the Shreveport locations were transferred internally among total licensed beds in the Shreveport market; therefore, there was no change in total beds as a result of these openings during 2006.

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Seven beds were transferred to another location and the 12 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed hospital within a hospital in San Antonio that was closed in the same month.

These assets formerly located in our Edinburg hospital and Doctors Hospital campus in Shreveport, Louisiana are being used at other locations or were disposed of.

Regulatory Changes

Approximately 64.3% and 71.3% of our total net patient service revenue for the three months ended June 30, 2007 and 2006, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of LTACH diagnosis related groupings, or DRGs. In addition CMS has issued changes to fiscal 2008 Medicare reimbursement, that may significantly reduce our Medicare reimbursement. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

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

Medicare Reimbursement Changes for Fiscal 2008

On May 1, 2007, CMS issued changes to the Medicare hospital payment system that will become effective for discharges occurring on or after July 1, 2007. The Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. CMS estimates these changes will reduce overall payments to LTAC hospitals by 1.2% in the first year of implementation. These changes include: (a) a 0.71% increase to the standard federal payment rate from $38,086 to $38,356; (b) revisions to payment methodologies impacting short-stay outliers; (c) adjustments to the wage index component of the federal payment; (d) an extension of the policy known as the “25 Percent Rule” to all LTACH hospitals, including those previously exempted due to a “grandfather status,” with a three year phase-in, which CMS projects will not result in payment reductions for the first year of implementation; and (e) an increase in the high-cost outlier fixed-loss threshold amount from $14,887 to $20,738.

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

We believe that the new policy will reduce our Medicare reimbursement. While we will attempt to mitigate the effect of these changes, there can be no guarantee that such efforts will be successful.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system (IPPS) regulations for fiscal year 2008. These regulations establish a new Medicare severity-based patient classification system for fiscal year 2008, called the Medicare-Severity DRGs (or MS-DRGs) or MS-LTAC-DRGs for LTAC hospitals. The MS-LTAC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS states that MS-LTAC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTAC-DRG payment weights. CMS has provided for a two year phase-in period to mitigate the transition in payments for IPPS and LTAC PPS providers. In fiscal 2008 provider reimbursement will be based 50% on new MS-LTAC-DRGs and 50% on existing DRGs. For fiscal 2009 100% will be based on new MS-LTAC-DRGs. We are not certain what impact these regulations will have on our operations and financial performance in future periods.

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

Regulatory Matters

In 2003, we conducted an internal review of previously filed cost reports for the years 1997-2001. As a result of that review, proposed amendments to home office cost reports were submitted to the Office of Inspector General of the Department of Health & Human Services (“OIG”). As discussed in note 16 to our December 31, 2006 consolidated financial statements included in our Form 10-K filed with the SEC on April 2, 2007, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters on June 12, 2006. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding our corporate compliance program. We believe that the annual incremental costs to comply with the CCA will not be significant since we currently maintain an active corporate compliance program.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 66.6% and 71.3% of total net patient service revenue for the six months ended June 30, 2007 and 2006, respectively. Net patient service revenues generated from non-Medicare payors were primarily from commercial payors.

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

The annual cost reports are also subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports and often results in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended June 30, 2007 and 2006, included decreases of $200 and $3,400, respectively, and decreases of $400 and $3,400 for the six months ended June 30, 2007 and 2006, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during the three and six month periods ended June 30, 2006 related to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims, which resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

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

We believe that the following critical accounting policies, more fully described in our annual financial statements as of December 31, 2006 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Accounting for stock-based compensation

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, impairments may be recognized.

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

We are assessing the financial impact that the final regulations issued on May 1, 2007 and August 1, 2007 will have on our operations. It is possible that the actual impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Results of Operations

The following table sets forth operations results for each of the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net patient service revenue	$82,554	$81,258	$164,923	$168,577
Salaries, wages and benefits	39,235	36,283	77,215	72,351
Supplies	8,361	8,400	16,760	16,836
Rent	4,856	4,265	9,979	8,825
Other operating expenses	21,425	19,945	42,105	40,822
Provision for doubtful accounts	1,471	1,447	2,884	2,962
Depreciation and amortization	2,889	2,876	5,733	5,854
Impairment charges	—	24,600	—	24,600
Insurance recovery	—	(5,333)	—	(5,333)
Interest expense, net	9,023	8,203	17,498	16,083
Gain on early extinguishment of debt	—	—	—	(1,329)

Total expenses	87,260	100,686	172,174	181,671

Operating loss	(4,706)	(19,428)	(7,251)	(13,094)
Loss on investment in joint venture	(343)	—	(343)	—

Income (loss) before income taxes	(5,049)	(19,428)	(7,594)	(13,094)
Provision for income taxes	152	2,181	(699)	4,724

Net income (loss)	$(5,201)	$(21,609)	$(6,895)	$(17,818)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Number of hospitals within hospitals (end of period)	10	12	10	12
Number of freestanding hospitals (end of period)	9	6	9	6
Number of total hospitals (end of period)	19	18	19	18
Licensed beds (end of period) (1)	951	893	951	893
Average licensed beds (1)	931	893	927	893
Admissions	1,906	2,105	3,896	4,186
Patient days	58,187	57,311	116,426	115,126
Occupancy rate	69.4%	70.5%	69.7%	71.2%
Percent net patient service revenue from Medicare	64.3%	71.3%	66.6%	71.3%
Percent net patient service revenue from commercial payors and Medicaid (2)	35.7%	28.7%	33.4%	28.7%
Net patient service revenue per patient day	$1,420	$1,418	$1,417	$1,464

(1)	The licensed beds are only calculated on the beds at locations that were open for operations during the applicable period, and exclude beds at locations prior to openings, or subsequent to closures.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

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

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Seven beds were transferred to another location and the 12 beds remaining at this location were closed. Eight beds were added to our Denver location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed hospital within a hospital in San Antonio that was closed in the same month.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenues

Our net patient service revenue increased by $1.3 million, or 1.7%, for the three months ended June 30, 2007, to $82.6 million from $81.3 million for the comparable period in 2006. Patient days during the three months ended June 30, 2007 were 876 more, or 1.5% more, than the same period in 2006.

This increase in net patient service revenue was comprised of a $1.3 million favorable benefit from an increase in patient days and an unfavorable $3.1 million variance as the result of decreased revenue per patient day, offset by a net increase of $3.2 million attributable to a decrease in unfavorable adjustments related to previously filed cost reports. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets as discussed previously.

During the three months ended June 30, 2007 and 2006, we recorded reductions in net patient service revenue of $0.2 million and $3.4 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program. The adjustment recognized during the three months ended June 30, 2006 related to two of the Company’s hospitals.

In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

During the three months ended June 30, 2007 our net patient service revenue per patient day was $1,420, as compared to $1,418 for the 2006 period. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the three months ended June 30, 2007 and 2006 was $1,423 and $1,477, respectively. The decrease in net patient service revenue per patient day, excluding the impact of the cost report reimbursement adjustments, was primarily the result of the unfavorable reimbursement changes implemented by CMS for all discharges on or after July 1, 2006 and the unfavorable reduction in DRG weights for all discharges on or after October 1, 2006 partially offset by an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients.

Total Expenses

Total expenses decreased by $13.4 million to $87.3 million for the three months ended June 30, 2007 as compared to $100.7 million for the comparable period in 2006. Included in the expenses for the 2006 period was an impairment charge of $24.6 million related to goodwill and net expenses of $(4.8) associated with our New Orleans operations. Included in the New Orleans expenses for the three months ended June 30, 2006 was a credit of $5.3 million related to the recording of additional insurance proceeds during this period. Exclusive of the goodwill impairment charge and net expenses attributable to our New Orleans operations, total expenses increased by $6.4 million from $80.8 million for the three months ended June 30, 2006.

Of the $6.4 million increase in total expenses, $2.9 million was in salaries, wages and benefits and $1.4 million was in other operating expenses. These increases were the result of a combination of the increase in patient days discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2007 period as compared to the same period in 2006.

Income Tax Expense

For the three months ended June 30, 2007, the income tax expense recorded represented the expense necessary to record income taxes at an effective rate of approximately 10% for the year to date period, as compared to an effective rate of 42.2% for the same period in 2006, excluding the $24.6 million goodwill impairment charge. Based on recent taxable loss trends during the six months ended June 30, 2007, along with revised projections through December 31, 2007, a federal and state income tax benefit is less than expected due to the projected need for valuation allowance on deferred tax assets as of December 31, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenues

Our net patient service revenue decreased by $3.7 million, or 2.1%, for the six months ended June 30, 2007, to $164.9 million from $168.6 million for the comparable period in 2006. Patient days in 2007 were 1,300 greater, or 1.1% greater, than the same period in 2006.

This decrease in net patient service revenue was comprised of a $1.9 million favorable benefit from an increase in patient days and an unfavorable $8.5 million variance as the result of decreased revenue per patient day, offset by a net increase of $3.0 million attributable to a decrease in unfavorable adjustments related to previously filed cost reports. This increase in patient days was partially attributable to the expansion of our operations in the McAllen, Texas and West Chester, Pennsylvania markets as discussed previously.

During the six months ended June 30, 2007 and 2006, we recorded reductions in net patient service revenue of $0.4 million and $3.4 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program, as discussed previously.

During the six months ended June 30, 2007 and 2006, our net patient service revenue per patient day as reported was $1,417 and $1,464 respectively. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the six months ended June 30, 2007 and 2006 was $1,420 and $1,494, respectively. The decrease in net patient service revenue per patient day, excluding the impact of the cost report reimbursement adjustment, was primarily the result of the unfavorable reimbursement changes implemented by CMS for all discharges on or after July 1, 2006 and the unfavorable reduction in DRG weights for all discharges on or after October 1, 2006 partially offset by an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients.

Total Expenses

Total expenses decreased by $9.5 million to $172.2 million for the six months ended June 30, 2007 as compared to $181.7 million for the comparable period in 2006. Included in the expenses for the 2006 period was an impairment charge of $24.6 million related to goodwill as discussed previously, a gain of $1.3 million related to the early extinguishment of debt and net expenses of $(4.1) million attributable to our New Orleans operations. Included in the New Orleans expenses for the six months ended June 30, 2006 was a credit of $5.3 million related to the recording of additional insurance proceeds during this period. Exclusive of the goodwill impairment charge, the gain on early extinguishment of debt and net expenses attributable to our New Orleans operations, total expenses increased by $9.6 million as compared to $162.5 million for the six months ended June 30, 2006.

Gain on early extinguishment of debt for the six months ended June 30, 2006 was the result of our repurchasing $3 million in face amount of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Of the $9.6 million increase in total expenses, $4.9 million was in salaries, wages and benefits, $1.1 million was in rent expense and $1.3 million was in other operating expenses. Additionally, net interest expense increased by $1.4 million during the 2007 period as compared to the 2006 period. The increases in salaries, wages and benefits and other operating expenses was the result of a combination of the increase in patient days of 1,300 discussed previously, and increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the overall increase in patient acuity during the 2007 period as compared to the same period in 2006. The increase in rent expense was attributable to the net increase in beds and facilities as discussed previously. The increase in net interest expense was the result of higher interest rates during the 2007 period as the result of market factors and the increased interest margins on our senior secured credit facility as the result of the amendment to our credit facility on May 2, 2007 as discussed further in the Liquidity and Capital Resources section contained herein.

Income Tax Expense

For the six months ended June 30, 2007, the income tax expense recorded represented an annual effective rate of approximately 10%, as compared to an effective rate of 41.1% for the same period in 2006, excluding the $24.6 million goodwill impairment charge. Based on recent taxable loss trends during the six months ended June 30, 2007, along with revised projections through December 31, 2007, a federal and state income tax benefit is less than expected due to the projected need for valuation allowance on deferred tax assets as of December 31, 2007.

Liquidity and Capital Resources

Although operating cash flows for the six months ending June 30, 2007 were negative, our primary sources of liquidity are cash on hand, expected cash flows generated by operations, potential availability of borrowings under a revolving credit facility, and funds available under the Master Lease. Our primary liquidity requirements are for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At June 30, 2007, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $251.2 million term loan facility with a maturity of seven years, (ii) capital lease obligations of $3.9 million with varying maturities, and (iii) a $75.0 million revolving credit facility subject to availability, including sub-facilities for letters of credit and swingline loans, with a maturity of six years. The full amount available under the term loan facility was used in connection with the Merger. During the six months ended June 30, 2006 we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt, net of write-off of capitalized financing costs, of approximately $1.3 million during this period.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. The Company is currently in compliance with the covenants of the Credit Agreement, as amended.

On May 2, 2007, the Company entered into the Amendment No. 1 to the Company’s $326.8 million senior secured credit facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate to be paid by the Company. The senior secured credit facility consists of (i) a $75 million Revolving Credit Facility and (ii) a $251.2 million Term Loan B Facility. Based upon amounts presently outstanding under the senior credit facility and current interest rates, the Company estimates that Amendment No. 1 will result in an increase in annual interest expense of approximately $1.9 million.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans and (4) 3.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and Amendment Number 1 to the credit agreement). At June 30, 2007, the interest rate applicable to the $251.2 million under our term loan facility was 8.36%.

We may not able to continue to satisfy these covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default could occur. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.

We believe that our cash on hand, expected cash flows from operations, potential availability of borrowings under the revolving portion of our senior secured credit facilities, and funds available under the Master Lease will be sufficient to finance our operations, and meet our debt service requirements for at least the next twelve months.

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“Facility”). As of June 30, 2007, the Facility opened for business, at which point the operational lease commenced. The base rent is $1.2 million per year with annual inflation tied to the Medicare market basket inflation rate, which is based on the standard federal rate for long term acute care hospitals as determined by the Centers for Medicare and Medicaid Services, but in no event will the cumulative average exceed 0.25% per annum. As of June 30, 2007, the Landlord had made payments of $13.1 million to the Company towards the estimated total purchase price of $15.7 million for the Facility. No gain will be recognized from this transaction.

On June 6, 2007, Tenant amended the Master Lease Agreement (“Amended Lease”) with Health Care REIT, Inc., HCRI Texas Properties, LTD and HCRI Wisconsin Properties, LLC (collectively, the “Milwaukee Landlord”) to include the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in Milwaukee, Wisconsin (“Milwaukee Facility”). As of June 30, 2007, the Milwaukee Landlord had made payments of $16.2 million to the Company towards the estimated total purchase price of $25.6 million for the Milwaukee Facility which are included in lease financing obligations. Payments will continue through completion of the construction as reimbursement for construction costs, at which time the lease is expected to be accounted for as an operating lease.

The initial term of the leases for these facilities will be 15 years, and the Tenant has one 15-year renewal option. The initial rent under the Amended Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and will be subject to an annual inflation adjustment. The Lease is an “absolute net lease” and contains customary covenants, representations and warranties. The Company and its subsidiary, LifeCare Hospitals of Milwaukee, Inc. and San Antonio Specialty Hospitals, LTD, entered into an Amended and Restated Unconditional and Continuing Lease Guaranty with the Landlord.

The Company entered into a Master Lease Agreement with Health Care REIT, Inc. on September 1, 2006, to acquire and develop hospital facilities. The first facility to be developed under this Master Lease is our Boise, Idaho facility, which is currently under construction. During the six months ended June 30, 2007, Health Care REIT, Inc. made initial payments to the Company approximating $5.8 million as reimbursement for capital expenditure outlays by the Company on this project. The total project cost of this facility is expected to approximate $18.5 million. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion.

Capital Expenditures

We anticipate that we will incur net capital expenditures of approximately $17.5 million during the remainder of 2007 based on our current plans. These expenditures will relate to market expansion opportunities, investment in information technology enhancements, and facility maintenance requirements. Capital expenditures for our new Milwaukee, Wisconsin and Boise, Idaho locations will be provided by the Landlord pursuant to the lease agreements associated with these facilities.

Historical Cash Flow

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30
	2007	2006
Net cash (used in) provided by operating activities	$(16,164)	$26,812
Net cash provided by (used in) investing activities	4,511	(9,100)
Net cash provided by (used in) financing activities	1,183	(5,697)

For the six months ended June 30, 2007, cash used in operating activities was $16.2 million as compared to providing $26.8 million in cash for the comparable period in 2006. For the six-months ended June 30, 2007, we had a net loss of $6.9 million as compared to a net loss of $17.8 million for the same period in 2006. Excluding the $24.6 million impairment charge recorded in the six months ended June 30, 2006, net income would have been approximately $6.8 million for the period then ended. Additionally, during the six months ended June 30, 2006 the Company received $12.4 million related to a refund of 2005 federal income payments. This tax benefit was the result of expenses recorded related to the Merger during the year ended December 31, 2005. Additionally, during the six months ended June 30, 2006, we received $7.0 million in business interruption proceeds as a result of the impact of Hurricane Katrina on our New Orleans operations.

Accounts receivable increased by $7.0 million for the six months ended June 30, 2007 as compared to an increase of $0.3 million for same period during 2006. Days of net patient service revenue in accounts receivable at June 30, 2007 had increased to 78.4 as compared to 77.1 at December 31, 2006. Additionally, estimated third-party payer settlements increased by $10.7 million during the six-months ended June 30, 2007 as compared to an increase of $0.9 million during the 2006 period. These increases were primarily the result of certain medical records coding centralization efforts that were undertaken during the three months ended June 30, 2007 that resulted in a slow-down of patient billings during this period. The accounts that were impacted by this have been billed subsequent to June 30, 2007.

A decrease in accounts payable and accrued expenses resulted in a net use of cash of $4.3 million for the six months ended June 30, 2007 as compared to a use of cash of $2.1 million in the comparable period in 2006.

Cash provided by investing activities was $4.5 million for the six months ended June 30, 2007 as compared to a use of cash of $9.1 million in 2006. During the 2007 period, we received $29.3 million of proceeds related to the lease agreement entered into with Health Care REIT, Inc. associated with our San Antonio, Texas, and Milwaukee, Wisconsin facilities as discussed previously.

Cash provided by financing activities for the six months ended June 30, 2007 was $1.1 million as compared to cash used of $5.7 million for the same period in 2006. Included in the $5.7 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes. During the 2007 period, proceeds of $5.8 million were received from Health Care REIT, Inc. for capital expenditures associated with our development project in Boise, Idaho. Additionally, $1.1 million was used for financing costs associated with the senior secured credit facility amendment as previously discussed.

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

Labor and supply expenses make up a substantial portion of our operating expense structure. The expenses are subject to increase in periods of rising inflation.

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

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectibility of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas may make us sensitive to economic, regulatory, environmental and other developments in this state;

•	Adverse changes in individual markets could significantly affect operating results;

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, we had $251.2 million in senior term loans outstanding and borrowing availability of $75.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls in the second quarter.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 25 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeCare Holdings, Inc.

By:	/s/ W. EARL REED, III
W. Earl Reed, III
Chief Executive Officer

By:	/s/ PHILLIP B. DOUGLAS
Phillip B. Douglas
Chief Financial Officer

Dated: August 14, 2007

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