Form 10-Q
period 2007-09-30
LifeCare Holdings, Inc.
filed 2007-11-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

As of November 1, 2007, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2007 (unaudited) and December 31, 2006

(In thousands)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$13,571	$33,250
Accounts receivable, net of allowance for doubtful accounts of $17,215 and $14,400, respectively	70,586	67,464
Income taxes	8,586	6,418
Other current assets	24,205	17,662

Total current assets	116,948	124,794
Property and equipment, net	78,797	78,418
Other assets	14,534	14,461
Identifiable intangibles, net	18,731	19,586
Goodwill	299,159	299,159

	$528,169	$536,418

Liabilities and Stockholder’s Equity
Current installments of long-term debt	$2,550	$3,188
Current installments of obligations under capital leases	2,241	3,925
Estimated third-party payor settlements	424	8,308
Accounts payable	32,330	26,905
Accrued payroll	8,449	6,243
Accrued vacation	4,118	3,475
Accrued insurance	1,444	1,318
Accrued interest	2,010	5,295
Accrued other	4,216	2,110

Total current liabilities	57,782	60,767
Long-term debt, excluding current installments	394,350	396,262
Obligations under capital leases, excluding current installments	770	1,909
Lease financing obligation	12,052	—
Accrued insurance	6,427	5,902
Other noncurrent liabilities	22,062	21,080

Total liabilities	493,443	485,920

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value. 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	165,513	161,160
Accumulated deficit	(130,787)	(110,662)

Total stockholder’s equity	34,726	50,498

	$528,169	$536,418

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net patient service revenue	$77,553	$77,437	$242,475	$246,014

Salaries, wages, and benefits	40,389	36,224	117,604	108,575
Supplies	8,191	8,027	24,951	24,863
Rent	5,712	4,714	15,691	13,539
Other operating expenses	21,180	19,297	63,286	60,119
Provision for doubtful accounts	1,404	1,326	4,287	4,288
Depreciation and amortization	2,952	2,948	8,685	8,802
Goodwill impairment charge	3,834	—	3,834	24,600
Insurance recovery	—	—	—	(5,333)
Interest expense, net	8,967	8,502	26,466	24,585
Gain on early extinguishment of debt	—	—	—	(1,329)

Total expenses	92,629	81,038	264,804	262,709

Operating loss	(15,076)	(3,601)	(22,329)	(16,695)
Equity in loss of joint venture	(106)	—	(448)	—

Loss before income taxes	(15,182)	(3,601)	(22,777)	(16,695)

Provision (benefit) for income taxes	(1,953)	(215)	(2,652)	4,509

Net loss	$(13,229)	$(3,386)	$(20,125)	$(21,204)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

For the nine months ended September 30, 2007

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2006	$—	$161,160	$(110,662)	$50,498
Equity compensation amortization	—	519	—	519
Settlement of purchase escrow	—	3,834	—	3,834
Net loss	—	—	(20,125)	(20,125)

Balance, September 30, 2007	$—	$165,513	$(130,787)	$34,726

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(20,125)	$(21,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	9,865	9,691
Provision for doubtful accounts	4,287	4,288
Impairment charges	3,834	24,600
Gain on early extinguishment of debt	—	(1,329)
Equity in losses of joint venture	448	—
Deferred income taxes	2,087	(2,933)
Equity compensation amortization	519	467
Changes in operating assets and liabilities:
Accounts receivable	(7,409)	(10,622)
Current income taxes	(2,169)	10,345
Insurance proceeds receivable	—	6,212
Prepaid expenses and other current assets	(954)	(967)
Other assets	(131)	(1,429)
Estimated third-party payor settlements	(7,884)	12,209
Accounts payable and accrued expenses	3,322	(398)
Other liabilities	1,509	6,295

Net cash provided by (used in) operating activities	(12,801)	35,225

Cash used in investing activities:
Purchases of property and equipment	(37,252)	(16,000)
Sale-leaseback proceeds	26,669	788

Net cash used in investing activities	(10,583)	(15,212)

Cash flows used in financing activities:
Deferred financing cost	(1,089)	—
Lease financing obligation proceeds	10,466	—
Payments of notes payable and long-term debt	(2,550)	(3,443)
Payments on obligations under capital leases	(3,122)	(4,212)

Net cash provided by (used in) financing activities	3,705	(7,655)

Net increase (decrease) in cash and cash equivalents	(19,679)	12,358
Cash and cash equivalents, beginning of period	33,250	19,843

Cash and cash equivalents, end of period	$13,571	$32,201

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$29,751	$29,684
Net income taxes received	(2,570)	(3,251)
Noncash:
Equipment purchased through capital lease financing	298	—
Removal of lease financing obligation for facility sale-leaseback	32,759	—
Accrual of purchases of property and equipment	3,898	—
Accrual of reimbursement due from REIT	7,676	—

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1)	Basis of Presentation

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”), which is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of our senior management and board of directors and other minority investors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005 (the “Merger”).

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2006 included in the Form 10-K filed by us on April 2, 2007 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although we believe the disclosure is adequate to make the information presented not misleading.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

We are assessing the financial impact that the Centers for Medicare & Medicaid Services (CMS) regulations issued on May 1, 2007 and August 1, 2007 will have on our operations. It is possible that the impact may result in recording impairment charges in future periods to the extent the impact affects the carrying value of goodwill and identifiable intangible assets.

Income Taxes

For the nine months ended September 30, 2007, the income tax benefit recorded is based on the annual effective rate of approximately 14.0%, excluding the impact of the $3.8 million impairment charge. Based on recent taxable loss trends during the nine months ended September 30, 2007, along with revised projections through December 31, 2007, the federal and state income tax benefit is less than expected due to the projected need for a valuation allowance on deferred tax assets as of December 31, 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 became effective for us on January 1, 2007. We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. The adoption of FIN 48 had no impact on our results of operations and financial position.

The federal statute of limitations remains open for tax years 2004 through 2006. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2007 consolidated financial statements, but had no impact on net loss or total stockholder’s equity.

(3)	Net Patient Service Revenue

We recognize in the consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended September 30, 2007 and 2006 included decreases of $(395) and $(195), respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. For the nine months ended September 30, 2007 and 2006, decreases of $(770) and $(3,595), respectively, were included in net revenues related to changes in estimates and settlements on prior year cost reports filed with the Medicare program.

(4)	Goodwill and Impairment Charges

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the three months ended September 30, 2007, goodwill was increased by $3.8 million due to distributions to the prior stockholders of our company from the escrow accounts, as the result of the resolution of specific matters. During the nine months ended September 30, 2007, regulatory and industry trends indicate that the value of the Company has not increased. Therefore, since the increase in goodwill from the above distribution does not add value to the Company and our review as of December 31, 2006 resulted in an impairment to goodwill, we have recorded an impairment charge equal to the $3.8 million increase to goodwill during the three months ended September 30, 2007.

As a result of the Medicare reimbursement changes as more fully discussed in note 10 that were effective on July 1, 2006, and our estimate of the impact of the changes on future cash flows, we reviewed the carrying value of our goodwill as of June 30, 2006. As a result of this review, an impairment charge of $24.6 million was recorded during the three months ended June 30, 2006.

We perform an annual valuation of goodwill and identifiable intangibles as of December 31 and as otherwise required. The present value of estimated future cash flows is the method used to determine fair value for purposes of these impairment charges. The review to be performed as of December 31, 2007, could result in additional impairment charges being recorded.

(5)	Long-Term Debt

Long-term debt at September 30, 2007 consists of the following:

Senior secured credit facility - term loan	$249,900
9 1/4% senior subordinated notes (“Notes”)	147,000

Total long-term debt	396,900
Current installments of long-term debt	(2,550)

Long-term debt, excluding current installments	$394,350

The senior secured credit facility consists of (i) a $75 million Revolving Credit Facility, subject to availability, and (ii) a $249.9 million Term Loan B Facility (“Facility”).

During the nine months ended September 30, 2006, we repurchased $3 million of our outstanding Notes for $1.53 million. This resulted in the recording of a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

On May 2, 2007, we entered into Amendment No. 1 for the Facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans and (4) 3.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing the Facility and Amendment No. 1 to the credit agreement). We incurred $1.1 million in fees to obtain Amendment No. 1, which have been capitalized and are being amortized over the remaining life of the Facility.

As of September 30, 2007 we were not in compliance with the financial covenant requirements as set forth in the credit agreement for the Facility. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. The cure right provides us the right to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant requirement on a pro-forma basis. The cure right capital contribution amount is considered additional consolidated EBITDA, as defined in our credit agreement, for purposes of measuring compliance with the financial covenants for our fiscal quarter ended September 30, 2007. In subsequent periods, this cure amount will continue to be considered a component of consolidated EBITDA on a trailing 4 quarter calculation basis. Additionally, the cure amount is limited such that it can be no greater than the amount required for purposes of complying with the financial covenants nor can this cure right be exercised more than two times in any trailing 4 quarter period.

The cure right cash contribution necessary to cure our non-compliance with the financial covenants tested as of September 30, 2007, which was $6.0 million, was received by Holdings from affiliates of The Carlyle Group, on November 14, 2007. Holdings in turn contributed these funds to the capital of the Company through certain intermediate subsidiaries. As a result of the exercise of this cure, we are currently in compliance with the covenants of the credit agreement as amended, and we are deemed to have satisfied the requirements of such financial covenants as of September 30, 2007.

On November 7, 2007, we announced that we would be seeking an amendment to our credit agreement that would address, among other items, future covenant requirements. There can be no assurance that we will be able to obtain any amendment to our credit agreement on the terms to be proposed by us or at all. If we are able to execute an amendment, it is likely we will incur one-time fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods.

(6)	Sale-Leaseback and Lease Financing Obligations

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“San Antonio Facility”). As of June 30, 2007, the San Antonio Facility opened for business, at which point the operating lease commenced. The base rent is approximately $1.2 million per year, and is subject to annual inflationary adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of September 30, 2007, the Landlord had made payments of $13.6 million to the Company towards the estimated total purchase price of $15.7 million for the San Antonio Facility. No gain will be recognized from this transaction.

On June 6, 2007, Tenant amended the Master Lease Agreement (“Amended Lease”) with Health Care REIT, Inc., HCRI Texas Properties, LTD and HCRI Wisconsin Properties, LLC (collectively, the “Milwaukee Landlord”) to include the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in Milwaukee, Wisconsin (“Milwaukee Facility”). As of September 24, 2007, the Milwaukee Facility opened for business, at which point the operating lease commenced. The base rent is approximately $2.5 million per year, and is subject to annual inflation adjustments. The inflationary adjustments, which are not to exceed a cumulative average of

0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of September 30, 2007, the Milwaukee Landlord had made payments of $19.1 million to the Company towards the estimated total purchase price of $25.6 million for the Milwaukee Facility. No gain will be recognized from this transaction.

The initial term of the leases for these facilities will be 15 years, and the Tenant has one 15-year renewal option. The initial rent under the Amended Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and will be subject to an annual inflation adjustment. The Amended Lease is an “absolute net lease” and contains customary covenants, representations and warranties. We and our subsidiaries, LifeCare Hospitals of Milwaukee, Inc. and San Antonio Specialty Hospitals, LTD, entered into an Amended and Restated Unconditional and Continuing Lease Guaranty with the Landlord.

We entered into a separate Master Lease Agreement with Health Care REIT, Inc. on September 1, 2006, to acquire and develop hospital facilities. The first facility to be developed under this Master Lease is our Boise, Idaho facility, which is currently under construction. The total project cost of this facility is expected to approximate $18.5 million. Through September 30, 2007, we have incurred capital expenditures of $12.1 million for the facility, and Health Care REIT, Inc. has made payments to us approximating $10.5 million as reimbursement for these capital expenditures. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion.

(7)	Stock Options

Successor Stock Option Plan

At September 30, 2007, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Loss for the three and nine months ended September 30, 2007, includes $194 and $519, respectively, of pre-tax compensation costs related to stock-based compensation arrangements. Loss for the three and nine months ended September 30, 2006, includes $287 and $467, respectively, of pre-tax compensation costs related to stock-based compensation arrangements.

The following table summarizes stock option activity during the nine months ended September 30, 2007:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2006	1,011,000	$6.00
Granted	—	6.00
Exercised	—	—
Forfeited	(195,000)	6.00
Expired	(15,000)	6.00

Balance at September 30, 2007	801,000	$6.00

At September 30, 2007, the weighted average remaining contractual life of outstanding options was 8.5 years. There were 320,500 stock options exercisable at September 30, 2007. At September 30, 2007, the weighted average exercise price of the vested stock options was $6.00, the remaining weighted average contractual life was 8.2 years. The vested stock option shares at September 30, 2007 had no intrinsic value.

As of September 30, 2007, there was approximately $1,165 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately three years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2006	60,000	$5.05
Vested	(30,000)	5.05
Forfeited	(20,000)	5.05

Outstanding at September 30, 2007	10,000	$5.05

One of the holders of restricted stock resigned during 2006. Prior to his resignation, he had vested in 10,000 restricted shares. During the nine months ended September 30, 2007, Holdings purchased the 10,000 shares that had previously vested for $3.11 per share pursuant to the restricted stock award agreement.

Another holder of restricted stock resigned in August of 2007. Prior to his resignation, he had vested in 60,000 restricted shares. At the time of his resignation, he had 20,000 unvested shares which were forfeited.

As of September 30, 2007, there was approximately $64 of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a remaining period of approximately one year.

(8)	Regulatory Matters

All healthcare providers are required to comply with a significant number of laws and regulations at the federal and state government levels. These laws are complex, and in many instances, providers do not have the benefit of significant regulatory or judicial interpretation as to how to interpret and/or apply these laws and regulations. The U.S. Department of Justice and other federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. As a healthcare provider, we are subject to these regulatory efforts. Healthcare providers that do not comply with these laws and regulations may be subject to civil or criminal penalties, the loss of their licenses, or restriction in their ability to participate in various federal and state healthcare programs. We endeavor to conduct our business in compliance with applicable laws and regulations, including healthcare fraud and abuse laws.

We undertake various procedures to assure that our annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, we conducted an internal review of our previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, we made certain adjustments in 2003 to our previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (OIG), which reviewed our findings. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities.

(9)	Commitments and Contingencies

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities was Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. On February 14, 2007 the New Orleans District Attorney convened a Grand Jury to determine if any of the three individuals should be indicted and formally charged with criminal acts. On July 24, 2007, the Grand Jury declined to indict the physician in question. It had previously granted immunity to the two nurses in exchange for their testimony. We cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on us.

We are currently defending ourselves against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Katrina matters which would negatively impact the Company’s results of operations.

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as an LTACH in accordance with Medicare regulations. Additionally, many of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these HIH hospitals are subject to additional specific Medicare HIH regulations in addition to the general LTACH regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTACH located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTACH. The determinations are made on an annual basis.

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

We believe our providers are currently in compliance with the Medicare regulations regarding HIH’s and LTACH’s and are expected to maintain compliance under the current Medicare regulations.

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate long-term acute care hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.75 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit is secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have established a carrying value $0.25 million associated with this guarantee, which is recorded in other noncurrent liabilities. This value was determined based upon our estimates and probabilities of the likelihood that the operations of this joint venture would result in us becoming liable under the established letter of credit.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We (based, in part, on the advice of legal counsel) believe that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

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

The finalized short-stay outlier revisions include the creation of a new payment category for discharged cases having lengths of stay less than or equal to the geometric mean length of stay for patients with the same diagnosis in short-term acute care hospitals. Payment for these cases would be similar to that received by a short-term acute care hospital for the same diagnosis.

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

CMS also states that the annual update to the DRG classifications and relative weights were made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system (IPPS) regulations for fiscal year 2008. These regulations establish a new Medicare severity-based patient classification system for fiscal year 2008, called Medicare-Severity DRGs (or MS-DRGs) or MS-LTAC-DRGs for LTAC hospitals. The MS-LTAC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS states that MS-LTAC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTAC-DRG payment weights. CMS has provided for a two year phase-in period to mitigate the transition in payments for IPPS and LTAC PPS providers. In fiscal 2008, provider reimbursements are based 50% on new MS-LTAC-DRGs and 50% on existing DRGs. For fiscal 2009 100% will be based on new MS-LTAC-DRGs. We are not certain what impact these regulations will have on our operations and financial performance in future periods.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We are a leading operator of long-term acute care hospitals (“LTACHs”) in the United States. As of September 30, 2007 we operated 19 hospitals located in nine states, consisting of 9 “hospital within a hospital” facilities (31% of beds) and ten freestanding facilities (69% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,008 licensed beds and employ approximately 3,100 people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

Recent Trends and Events

Impact of Hurricane Katrina

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate long-term acute care hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. During the nine months ended September 30, 2007, the Company recorded a loss of $448 thousand associated with its share of the joint venture’s operating losses.

On September 28, 2005, the Louisiana Attorney General’s office announced that it was conducting an investigation of 13 nursing homes and six hospitals in the New Orleans area relating to patient deaths that occurred at these facilities during and in the aftermath of Hurricane Katrina. One of these facilities was Memorial Medical Center within which we operated an 82-bed facility. We have been fully cooperating with this investigation since its inception. On July 18, 2006, the Attorney General’s office presented certain findings related to this investigation that resulted in the arrest of one physician and two nurses who were not employees of the Company. At the same time, the Attorney General referred its findings to the New Orleans District Attorney. Neither the Company nor its employees have been named to date in any illegal or criminal activities under investigation by the Attorney General. On February 14, 2007 the New Orleans District Attorney convened a Grand Jury to determine if any of the three individual should be indicted and formally charged with criminal acts. On July 24, 2007, the Grand Jury declined to indict the physician in question. It had previously granted immunity to the two nurses in exchange for their testimony. We cannot determine what, if any, impact this investigation or the Grand Jury proceedings ultimately may have on us.

We are currently defending ourselves against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, the Company could experience significant losses related to these Katrina matters which would negatively impact our results of operations.

Hospital Openings and Closings

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

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Seven beds were transferred to another location and the 12 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed hospital within a hospital in San Antonio that was closed in the same month. In August 2007, 20 beds were added to our Denver location. In September 2007, we opened a 62-bed freestanding hospital in Milwaukee, Wisconsin, which replaced a 35-bed hospital within a hospital in Milwaukee that was closed in the same month.

The assets formerly located in our hospitals that were closed or relocated are being used at other locations or were disposed of.

Regulatory Changes

Approximately 64.3% and 71.5% of our total net patient service revenue for the nine months ended September 30, 2007 and 2006, respectively, came from Medicare reimbursement. In addition, an increasing number of our non-Medicare patients are paid under methodologies similar to those used by Medicare. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. In recent years, several material changes in reimbursement regulations have been implemented including the 25% limit on admissions from a host hospital to an HIH, and the re-weighting of LTACH diagnosis related groupings, or DRGs. In addition CMS has issued changes to fiscal 2008 Medicare reimbursement, that may significantly reduce our Medicare reimbursement. CMS is also considering establishing new patient and facility criteria for long-term acute care hospital providers.

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

The finalized short-stay outlier revisions include the creation of a new payment category for discharged cases having lengths of stay less than or equal to the geometric mean length of stay for patients with the same diagnosis in short-term acute care hospitals. Payment for these cases would be similar to that received by a short-term acute care hospital for the same diagnosis.

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

CMS also states that the annual update to the DRG classifications and relative weights were made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

We believe that the new policy will reduce our Medicare reimbursement. While we will attempt to mitigate the effect of these changes, there can be no guarantee that such efforts will be successful.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system (IPPS) regulations for fiscal year 2008. These regulations establish a new Medicare severity-based patient classification system for fiscal year 2008, called the Medicare-Severity DRGs (or MS-DRGs) or MS-LTAC-DRGs for LTAC hospitals. The MS-LTAC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS states that MS-LTAC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTAC-DRG payment weights. CMS has provided for a two year phase-in period to mitigate the transition in payments for IPPS and LTAC PPS providers. In fiscal 2008, provider reimbursements are based 50% on new MS-LTAC-DRGs and 50% on existing DRGs. For fiscal 2009 100% will be based on new MS-LTAC-DRGs. We are not certain what impact these regulations will have on our operations and financial performance in future periods.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 64.3% and 71.5% of total net patient service revenue for the nine months ended September 30, 2007 and 2006, respectively. Net patient service revenues generated from non-Medicare payors were generally from commercial payors. However, an increasing number of our non-Medicare patients are paid under methodologies similar to those used by Medicare.

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

The annual cost reports are also subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports and often results in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended September 30, 2007 and 2006, included decreases of $(395) and $(195), respectively, and decreases of $(770) and $(3,595), for the nine months ended September 30, 2007 and 2006, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during the nine month period ended September 30, 2006 related to two of our hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims and therefore resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

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

Goodwill

We review our goodwill annually, or more frequently, if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, impairments may occur, which would be recognized in our financial statements.

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the three months ended September 30, 2007, goodwill was increased by $3.8 million due to distributions to the prior stockholders of our company from the escrow accounts, as the result of the resolution of specific matters. During the nine months ended September 30, 2007, regulatory and industry trends indicate that the value of the Company has not increased. Therefore, since the increase in goodwill from the above distribution does not add value to the Company and our review as of December 31, 2006 resulted in an impairment to goodwill, we have recorded an impairment charge equal to the $3.8 million increase to goodwill during the three months ended September 30, 2007.

As a result of the Medicare reimbursement changes, as previously discussed, that were effective on July 1, 2006, and our estimate of the impact of the changes on future cash flows, we reviewed the carrying value of our goodwill as of June 30, 2006. As a result of this review, an impairment charge of $24.6 million was recorded during the three months ended June 30, 2006.

We are assessing the financial impact that the final regulations issued on May 1, 2007 and August 1, 2007 will have on our operations. It is possible that the actual impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Results of Operations

The following table sets forth operations for each of the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net patient service revenue	$77,553	$77,437	$242,475	$246,014
Salaries, wages and benefits	40,389	36,224	117,604	108,575
Supplies	8,191	8,027	24,951	24,863
Rent	5,712	4,714	15,691	13,539
Other operating expenses	21,180	19,297	63,286	60,119
Provision for doubtful accounts	1,404	1,326	4,287	4,288
Depreciation and amortization	2,952	2,948	8,685	8,802
Goodwill impairment charges	3,834	—	3,834	24,600
Insurance recovery	—	—	—	(5,333)
Interest expense, net	8,967	8,502	26,466	24,585
Gain on early extinguishment of debt	—	—	—	(1,329)

Total expenses	92,629	81,038	264,804	262,709

Operating loss	(15,076)	(3,601)	(22,329)	(16,695)
Equity in loss of joint venture	(106)	—	(448)	—

Loss before income taxes	(15,182)	(3,601)	(22,777)	(16,695)
Provision (benefit) for income taxes	(1,953)	(215)	(2,652)	4,509

Net loss	$(13,229)	$(3,386)	$(20,125)	$(21,204)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Number of hospitals within hospitals (end of period)	9	13	9	13
Number of freestanding hospitals (end of period)	10	6	10	6
Number of total hospitals (end of period)	19	19	19	19
Licensed beds (end of period) (1)	1,008	894	1,008	894
Average licensed beds (1)	976	867	944	884
Admissions	1,972	2,033	5,868	6,219
Patient days	55,616	55,327	172,042	170,453
Occupancy rate	61.9%	69.4%	66.8%	70.6%
Percent net patient service revenue from Medicare	60.3%	72.0%	64.3%	71.5%
Percent net patient service revenue from commercial payors and Medicaid (2)	39.7%	28.0%	35.7%	28.5%
Net patient service revenue per patient day	$1,394	$1,400	$1,409	$1,443

(1)	The licensed beds are only calculated on the beds at locations that were open for operations during the applicable period, and exclude beds at locations prior to openings, or subsequent to closures.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Overview

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Seven beds were transferred to another location and the 12 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed hospital within a hospital in San Antonio that was closed in the same month. In August 2007, 20 beds were added to our Denver location. In September 2007, we opened a 62-bed freestanding hospital in Milwaukee, Wisconsin, which replaced a 35-bed hospital within a hospital in Milwaukee that was closed in the same month. The new beds added in the current quarter have caused our occupancy rate to decrease for the three months ended September 30, 2007 as compared to the same period in 2006.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenues

Our net patient service revenue of $77.6 million for the three months ended September 30, 2007, increased by $0.1 million as compared to the same period in 2006. Patient days increased by 289 during the 2007 period. During the three months ended September 30, 2007, our net patient service revenue per patient day was $1,394 as compared to $1,400 per patient day for the same period in 2006, which represents a decrease of 0.4%. This decrease on a per patient day basis was primarily the result of the recent unfavorable reimbursement changes implemented by CMS as discussed previously.

Total Expenses

Total expenses increased by $11.6 million to $92.6 million for the three months ended September 30, 2007 as compared to $81.0 million for the comparable period in 2006. Of this $11.6 million increase in total expenses, $3.8 million related to goodwill impairment charges and $2.5 million was attributable to compensation and benefits accrued in connection with the departure of the CEO during the three months ended September 30, 2007. Rent expense increased by $1.0 million during the 2007 period in connection with the increases in bed capacity as discussed previously. Net interest expense increased by $0.4 million during the 2007 period from an increase in LIBOR rates and the increased margin spread as the result of the amendment to our senior secured credit facility discussed further in the Liquidity and Capital Resources section contained herein. The remaining unfavorable variance of $3.9 million was related to increases in salaries, wages and benefits, supplies, outside services and contract labor expenses incurred as the result of inflationary increases and the increases in bed capacity as previously discussed.

Income Tax Expense

For the three months ended September 30, 2007, the 12.9% income tax benefit recorded is based on an annual effective rate of approximately 14.0%, excluding the impact of the $3.8 million impairment charges, as compared to an effective rate of 6% for the same period in 2006. Based on recent taxable loss trends during the three months ended September 30, 2007 along with revised projections through December 31, 2007, a federal and state income tax benefit is less than expected due to the projected need for a valuation allowance on deferred tax assets as of December 31, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues

Our net patient service revenue decreased by $3.5 million, or 1.4%, for the nine months ended September 30, 2007, to $242.5 million from $246.0 million for the comparable period in 2006. Patient days in 2007 were 1,589 greater, or 0.9% greater, than the same period in 2006.

This decrease in net patient service revenue was comprised of a $2.3 million favorable benefit from an increase in patient days and an unfavorable $8.6 million variance as the result of decreased revenue per patient day, offset by a net increase of $2.8 million attributable to a decrease in unfavorable adjustments related to previously filed cost reports. This increase in patient days was partially attributable to the expansion of our operations, as discussed previously.

During the nine months ended September 30, 2007 and 2006, we recorded reductions in net patient service revenue of $0.7 million and $3.6 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program. The adjustment recognized during the nine months ended September 30, 2006 related to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

Our net patient service revenue per patient day as reported during the nine months ended September 30, 2007 and 2006, was $1,409 and $1,443, respectively. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the nine months ended September 30, 2007 and 2006 was $1,414 and $1,464, respectively. The decrease in net patient service revenue per patient day, excluding the impact of the cost report reimbursement adjustment, was primarily the result of the unfavorable reimbursement changes implemented by CMS for all discharges on or after July 1, 2006 and the unfavorable reduction in DRG weights for all discharges on or after October 1, 2006, partially offset by an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients.

Total Expenses

Total expenses decreased by $2.1 million to $264.8 million for the nine months ended September 30, 2007 as compared to $262.7 million for the comparable period in 2006. Included in the expenses for the nine month period ending September 30, 2007, is a $3.8 million impairment charge related to goodwill and $2.5 million attributable to compensation and benefits accrued in connection with the departure of the CEO during the three months ended September 30, 2007, as discussed previously. Included in the expenses for the 2006 period is an impairment charge of $24.6 million related to goodwill as discussed previously, a gain of $1.3 million related to the early extinguishment of debt, and $5.3 million in insurance recovery related to Hurricane Katrina. Gain on early extinguishment of debt for the nine months ended September 30, 2006 was the result of our repurchasing $3 million in face of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Excluding the impairment charge and the compensation and benefits accrual for 2007, and the impairment charge, gain on early extinguishment of debt, and the insurance recovery for 2006, expenses increased by $13.7 million from the same period in prior year. Rent expenses increased by $2.1 million during the 2007 period in connection with the increases in bed capacity as discussed previously. Net interest expense increased by $1.9 million during the 2007 period from an increase in LIBOR rates and the increased margin spread as the result of the amendment to our senior secured credit facility discussed further in the Liquidity and Capital Resources section contained herein. The remaining $9.7 million increase in expenses was primarily attributable to an increase in salaries, wages and benefits of $6.5 million, and an increase in outside services, contract labor and other operating expenses of $3.2 million. These increases were due to the result of inflationary increases and the increases in bed capacity as previously discussed.

Income Tax Expense

For the nine months ended September 30, 2007, we recorded income tax benefit of $2.7 million which represented an annual effective rate of approximately 14.0%, excluding the impact of the $3.8 million impairment charge, as compared to an income tax expense of $4.5 million for the same period in 2006, which represented an effective rate of 55%, excluding the impact of the $24.6 million impairment charges and certain other adjustments. As discussed previously, the federal and state income tax benefit is less than expected due to the projected need for a valuation allowance on deferred tax assets as of December 31, 2007.

Liquidity and Capital Resources

Although operating cash flows for the nine months ending September 30, 2007 were negative, our primary sources of liquidity are cash on hand, expected cash flows generated by operations, potential availability of borrowings under a revolving credit facility, and funds available under the Master Lease. Our primary liquidity requirements are for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At September 30, 2007, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of a $249.9 million term loan facility, which matures on August 11, 2012, and a $75.0 million revolving credit facility subject to availability, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. The full amount available under the term loan facility was used in connection with the Merger. During the nine months ended September 30, 2006 we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt, net of write-off of capitalized financing costs, of approximately $1.3 million during this period.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses, restricted payments, transactions with affiliates and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain other provisions.

On May 2, 2007, we entered into Amendment No. 1 for the senior secured credit facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate to be paid by the Company. Based upon amounts presently outstanding under the senior secured credit facility and current interest rates, Amendment No. 1 will result in an increase in annual interest expense of approximately $1.9 million.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans, and (4) 3.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and Amendment Number 1 to the credit agreement). At September 30, 2007, the interest rate applicable to the $249.9 million under our term loan facility was 8.20%.

As of September 30, 2007 we were not in compliance with the financial covenant requirements as set forth in the credit agreement for the Facility. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. The cure right provides us the right to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant requirement on a pro-forma basis. The cure right capital contribution amount is considered additional consolidated EBITDA, as defined in our credit agreement, for purposes of measuring compliance with the financial covenants for our fiscal quarter ended September 30, 2007. In subsequent periods, this cure amount will continue to be considered a component of consolidated EBITDA on a trailing 4 quarter calculation basis. Additionally, the cure amount is limited such that it can be no greater than the amount required for purposes of complying with the financial covenants nor can this cure right be exercised more than two times in any trailing 4 quarter period.

The cure right cash contribution necessary to cure our non-compliance with the financial covenants tested as of September 30, 2007, which was $6.0 million, was received by Holdings from affiliates of The Carlyle Group, on November 14, 2007. Holdings in turn contributed these funds to the capital of the Company through certain intermediate subsidiaries. As a result of the exercise of this cure, we are currently in compliance with the covenants of the credit agreement as amended, and we are deemed to have satisfied the requirements of such financial covenants as of September 30, 2007.

On November 7, 2007, we announced that we would be seeking an amendment to our credit agreement that would address, among other items, future covenant requirements. There can be no assurance that we will be able to obtain any amendment to our credit agreement on the terms to be proposed by us or at all. If we are able to execute an amendment, it is likely we will incur one-time fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuance of an event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An event of default could have a material adverse effect on our financial position, results of operations and cash flow.

We believe that our cash on hand, expected cash flows from operations, potential availability of borrowings under the revolving portion of our senior secured credit facilities, and funds available under the Master Lease will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months.

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“San Antonio Facility”). As of Sept 30, 2007, the San Antonio Facility opened for business, at which point the operational lease commenced. The base rent is approximately $1.2 million per year, and is subject to annual inflationary adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of September 30, 2007, the Landlord had made payments of $13.6 million to the Company towards the estimated total purchase price of $15.7 million for the San Antonio Facility. No gain will be recognized from this transaction.

On June 6, 2007, Tenant amended the Master Lease Agreement (“Amended Lease”) with Health Care REIT, Inc., HCRI Texas Properties, LTD and HCRI Wisconsin Properties, LLC (collectively, the “Milwaukee Landlord”) to include the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in Milwaukee, Wisconsin (“Milwaukee Facility”). The base rent is approximately $2.5 million per year, and is subject to annual inflation adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of September 30, 2007, the Milwaukee Landlord had made payments of $19.1 million to the Company towards the estimated total purchase price of $25.6 million for the Milwaukee Facility. No gain will be recognized from this transaction.

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

We entered into a separate Master Lease Agreement with Health Care REIT, Inc. on September 1, 2006, to acquire and develop hospital facilities. The first facility to be developed under this Master Lease is our Boise, Idaho facility, which is currently under construction. The total project cost of this facility is expected to approximate $18.5 million. Through September 30, 2007, we have incurred capital expenditure of $12.1 million for the facility, and Health Care REIT, Inc. has made payments to us approximating $10.5 million as reimbursement for these capital expenditures. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion.

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $4.5 million during the remainder of 2007 based on our current plans. These expenditures will relate to the transition plans for facilities affected by the new 25% host hospital admission threshold regulations, market expansion opportunities, investment in information technology enhancements, and facility maintenance requirements.

Historical Cash Flow

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30
	2007	2006
Net cash provided by (used in) operating activities	$(12,801)	$35,225
Net cash used in investing activities	(10,583)	(15,212)
Net cash provided by (used in) financing activities	3,705	(7,655)

For the nine months ended September 30, 2007, cash used in operating activities was $12.8 million as compared to providing $35.2 million in cash for the comparable period in 2006. For the nine-months ended September 30, 2007, we had a net loss of $20.1 million as compared to a net loss of $21.2 million for the same period in 2006. The net loss for the 2007 period included a $3.8 million impairment charge and the net loss for the 2006 period included a $24.6 million impairment charge. Excluding these impairment charges, the net income for the 2007 period decreased by $19.7 million to a loss of $16.3 million from net income of $3.4 million in the 2006 period. Additionally, during the nine months ended September 30, 2006 we received $12.4 million related to a refund of 2005 federal income tax payments. This tax benefit was the result of expenses recorded related to the Merger during the year ended December 31, 2005. During the nine months ended September 30, 2006, we also received $7.0 million in business interruption proceeds as a result of the impact of Hurricane Katrina on our New Orleans operations.

Accounts receivable increased by $7.4 million for the nine months ended September 30, 2007, as compared to an increase of $10.6 million for same period during 2006. Days of net patient service revenue in accounts receivable at September 30, 2007 had increased to 84.5, as compared to 77.1 at December 31, 2006. Additionally, estimated third-party payor settlements increased by $7.9 million during the nine-months ended September 30, 2007 as compared to a decrease of $12.2 million during the 2006 period. As disclosed previously, we converted to a new patient accounting system during the fourth quarter of 2006 and we began to centralize certain medical records coding functions during 2007. These activities, which we believe will result in overall better management of our accounts receivable process as well as decrease our overall accounts receivable, have resulted in short-term increases in accounts receivable during 2007 as we complete the implementation of these initiatives. The changes during the 2006 period were primarily the result of a 9-day claims processing hold by CMS for all providers effective for the final 9-days of September 2006, in addition to the timing of periodic interim payments we receive from Medicare.

Cash used in investing activities was $10.6 million and $15.2 million for the nine months ended September 30, 2007 and 2006, respectively. During the 2007 period, we received $26.7 million of proceeds related to the lease agreement entered into with Health Care REIT, Inc. associated with our San Antonio, Texas, and Milwaukee, Wisconsin facilities as discussed previously.

Cash provided by financing activities for the nine months ended September 30, 2007 was $3.7 million as compared to cash used of $7.7 million for the same period in 2006. During the 2007 period, proceeds of $10.5 million were received from Health Care REIT, Inc. for capital expenditures associated with our development project in Boise, Idaho. Additionally, $1.1 million was used for financing costs associated with the senior secured credit facility amendment as previously discussed. Included in the $7.7 million for the 2006 period was $1.5 million that was used to repurchase $3 million in face value of our senior subordinated notes.

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

Forward Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in government reimbursement for our services may have an adverse effect on our future revenues and profitability including, for example, the changes described under “Regulatory Changes”;

•	the failure to maintain compliance with our covenants could be costly or have a material adverse effect on us;

•	the amount of outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness may limit our operating and financial flexibility;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification could cause our revenues and profitability to decline;

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

At September 30, 2007, we had $249.9 million in senior term loans outstanding and a $75.0 million revolving credit facility, which is subject to availability, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

LifeCare Holdings, Inc.

By:	/s/ WILLIAM HAMBURG
William Hamburg
Chief Executive Officer

By:	/s/ PHILLIP B. DOUGLAS
Phillip B. Douglas
Chief Financial Officer

Dated: November 14, 2007

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