Form 10-K
period 2007-12-31
LifeCare Holdings, Inc.
filed 2008-03-28
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

As of March 28, 2008, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART 1

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in government reimbursement for our services may have an adverse effect on our future revenues and profitability including, for example, the changes described under “Regulatory Changes”;

•	the failure to maintain compliance with our financial covenants could be costly or have a material adverse effect on us;

•	the amount of outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness may limit our operating and financial flexibility;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification could cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	development of new facilities may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectibility of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas make us sensitive to economic, regulatory, environmental and other developments in this state;

•	adverse changes in individual markets could significantly affect operating results;

•	the effect of legal actions or other claims associated with the circumstances arising from Hurricane Katrina could subject us to substantial liabilities;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	ability to ensure and maintain an effective system of internal controls over financial reporting; and,

•	the failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care hospitals in the United States. As of December 31, 2007, we operated 19 hospitals located in nine states, consisting of 9 “hospital within a hospital” long-term acute care facilities (31% of beds) and ten freestanding facilities (69% of beds). Through these 19 long-term acute care (“LTAC”) hospitals, we operate a total of 1,009 licensed beds and employ approximately 3,100 full-time and part-time people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

In connection with the Transactions, we borrowed $255.0 million under a new senior credit facility and issued $150.0 million principal amount of outstanding senior subordinated notes. We also entered into a revolving credit facility that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity. To date, we have made no borrowings pursuant to the revolving credit facility.

Industry Overview

A LTAC hospital serves patients with serious and complicated illnesses or injuries requiring extended hospitalization. LTAC hospitals are specifically designed to accommodate such patients and provide them with a higher level of care than a skilled nursing facility or an inpatient rehabilitation facility, each of which is often incapable of treating and delivering the same outcome as a LTAC hospital. Patients are typically referred to a LTAC hospital from a general acute care hospital.

To qualify as a LTAC hospital under Medicare, the Centers for Medicare & Medicaid Services (“CMS”) requires that a hospital have an inpatient average length of stay greater than 25 days for Medicare patients. CMS estimates that there are approximately 400 LTAC hospitals in the United States and that Medicare reimbursement to LTAC hospitals will be approximately $4.65 billion in the year beginning July 1, 2007. There are two general business models for operating LTAC hospitals- “hospital within a hospital” (“HIH”) facilities and freestanding facilities. The HIH model refers to facilities that lease space from a general acute care, or host, hospital but are independently licensed and operated, while freestanding LTAC facilities are not located in or on the campus of a general acute care hospital. In general, HIH facilities are much less expensive to develop than freestanding facilities, but they are typically smaller and subject to increased regulatory scrutiny by CMS to ensure their independence from their host hospitals.

Recent Regulatory Developments

The Medicare, Medicaid and SCHIP Extension Act of 2007

On December 29, 2007, legislation known as the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) was signed into law and became effective for cost reporting periods beginning after December 29, 2007. This legislation provides for, among other things:

1)	enhanced medical necessity reviews of LTAC hospital cases and a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

2)	three-year moratoriums on the following:

a.	the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

b.	an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one LTAC hospital or upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

c.	the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

d.	the very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 11, 2007; and

e.	the application of a one-time budget neutrality adjustment of payment rates to LTAC hospitals under the Long-Term Acute Care Prospective Payment System (“PPS”);

3)	a three-year period during which LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from the host hospitals and still be paid according to the LTAC hospital PPS;

4)	a three-year period during which LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”) may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to the LTAC prospective payment system; and

5)	the elimination of the July 1, 2007 market basket increase in the standard federal payment rate of 0.71%, effective for discharges occurring on or after April 1, 2008.

Additionally, the SCHIP Extension Act expanded the definition of a LTAC hospital. Historically, for a hospital to be certified as a LTAC hospital, the primary requirement was the average length of stay for Medicare patients, measured annually at the end of a cost report period, be in excess of 25 days. The SCHIP Extension Act modified this definition to include, among other items, that the LTAC hospital has a patient review process that screens patients prior to admission for appropriateness of admission, validates within 48 hours of admission that patients meet admission criteria, regularly evaluates patients during their stay, and assesses available discharge options when patients fail to continue to meet stay criteria.

We believe that the additional certification criteria will not impact the certification status of our existing LTAC and in development hospitals.

Proposed CMS Changes for Fiscal 2009

On January 22, 2008, CMS issued proposed changes to the Medicare LTAC hospital rate update for rate year 2009. CMS is proposing a 2.6% increase in the standard federal rate, which represents a 3.5% increase in the hospital market basket offset by a 0.9% reduction for coding changes that CMS believes did not reflect real changes in patient severity, and an increase in the high-cost outlier threshold of $461 to $21,199. Additionally, CMS is proposing to change the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which will result in the 2009 rate year rates being in effect for 15 months. CMS has estimated that the proposed changes for the 2009 rate year, taken as a whole, will result in an increase of 2.9% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, will see varying effects of this rule depending on their Medicare patient population and their specific base rate changes due to geographical location.

Our Competitive Strengths

We believe the following strengths serve as a foundation for our strategy:

Leading market position supported by strong clinical reputation. We were founded in 1993 by a clinician who recognized an opportunity to provide patients requiring acute care with better sustained treatment than they were receiving in general acute care hospitals. As a result, from the outset we have had a strict commitment to providing quality medical care to patients with complex medical conditions. With this strong clinical focus, we have grown to become a leading operator of LTAC hospitals in the United States. We believe this approach and our strong market position help us to attract patients, quality doctors and staff, aid us in our marketing efforts to payors and referral sources and facilitate our efforts in negotiating favorable payor contracts.

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

Equity investment by experienced private equity firm. We are controlled by investment funds associated with The Carlyle Group, which invested approximately $170.7 million of equity to acquire us. The Carlyle Group is a leading, global private equity firm with approximately $75.6 billion under management and with extensive experience investing in a collection of portfolio companies across various sectors of the healthcare industry including services, payors, medical devices and products and pharmaceuticals. The Carlyle Healthcare Group includes 23 investment professionals worldwide with experience investing in highly regulated healthcare businesses at stages of development from early-stage venture investments to leveraged acquisitions.

Our Strategy

The primary components of our business strategy include the following:

Continued focus on the treatment of higher acuity patients. We are continuing to develop strategies to focus on the admission of higher acuity patients, especially ventilator dependent patients and patients who require significant wound care treatment protocols. This strategy has included identifying opportunities to increase in certain of our hospitals the capacity to treat these higher acuity patients through the addition of intensive care or high observation rooms, special procedure rooms, and certain diagnostic equipment.

Growth through selective acquisitions. We may selectively develop or acquire other specialized hospitals where we see opportunities for attractive returns on our investments, subject to our ability to do so in our current regulatory environment. We plan to adhere to selective criteria in our acquisition analysis and seek to acquire facilities for attractive valuations. We plan to increase margins at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized staffing models and resource management programs.

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

Increase higher-margin commercial volume. We typically receive higher reimbursement rates from commercial payors than we do from the federal Medicare program. As a result, we work to expand relationships with payors to increase the volume of patients covered by commercial insurers. We believe that commercial payors seek to contract with our hospitals because we offer patients high quality and cost-effective care. Our mix of commercial payors has increased annually since 2002.

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

Maintaining Strong Relationships with Referral Sources. Our patients are transferred from other healthcare settings once they are medically stable and have been determined to be appropriate for receiving clinical care in a LTAC hospital setting. We receive most of our patient referrals from discharge planners at other healthcare facilities, physicians and managed care organization case managers. As a result, we have clinical liaisons and case managers who focus on maintaining strong relationships, with these various referral sources. Specifically our liaisons and case managers utilize face-to-face interaction and case studies to educate these referral sources on the clinical benefits of LifeCare’s programs as well as to encourage early interventions and the transfer of medically complex patients to our hospitals. We also utilize our corporate managed care resources to interact with managed care professionals on the clinical and cost effective benefits of our treatment protocols.

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

Facilities

As of December 31, 2007, we had 9 HIH facilities and ten freestanding facilities. We own two freestanding LTAC hospitals and lease the remaining LTAC hospitals. We generally seek ten to 15-year leases for our LTAC hospitals, with one or more five-year renewal options.

The following table lists our hospital facilities as of December 31, 2007:

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Existing Facilities
Colorado Acute Specialty Care Hospital	Denver, Colorado	Freestanding	53	Leased
LCH—Linwood Ave	Shreveport, Louisiana	Freestanding	65	Leased
LCH—Pierremont	Shreveport, Louisiana	HIH	30	Leased
LCH—Willis-Knighton	Shreveport, Louisiana	HIH	24	Leased
LCH of Chester County	West Chester, Pennsylvania	HIH	39	Leased
LCH of Dayton	Miamisburg, Ohio	HIH	44	Leased
LCH of Wisconsin	Pewaukee, Wisconsin	Freestanding	62	Leased
LCH of North Carolina	Rocky Mount, North Carolina	HIH	50	Leased
LCH of North Texas—Dallas	Dallas, Texas	Freestanding	64	Leased
LCH of North Texas—Fort Worth	Fort Worth, Texas	Freestanding	80	Owned
LCH of North Texas—Plano	Plano, Texas	Freestanding	66	Leased
LCH of Pittsburgh	Pittsburgh, Pennsylvania	Freestanding	155	Owned
LCH of Pittsburgh—North	Pittsburgh, Pennsylvania	HIH	41	Leased
LCH of San Antonio	San Antonio, Texas	Freestanding	62	Leased
LCH of South Texas—North	McAllen, Texas	Freestanding	32	Leased
LCH of South Texas—McAllen	McAllen, Texas	Freestanding	62	Leased
LCH of Western Michigan	Muskegon, Michigan	HIH	20	Leased
Tahoe Pacific Hospital—Meadows	Reno, Nevada	HIH	39	Leased
Tahoe Pacific Hospital—West	Reno, Nevada	HIH	21	Leased

Total Facilities 19			1,009

At the end of 2007, we had a new 60-bed freestanding facility under construction in Boise, Idaho. This facility will open in early 2008. In addition, we lease our non-hospital facilities, including our corporate headquarters, which is located in Plano, Texas, and several other spaces related to administrative and operational support functions. We believe that our existing facilities are suitable to conduct our operations.

Employees

As of December 31, 2007, we employed approximately 3,100 people throughout the United States in the location noted above.

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

Centralized Management and Operational Oversight

A hospital administrator supervises and is responsible for the day-to-day operations at each of our hospitals. In addition, our hospitals employ a chief clinical officer or a director of nursing to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. Our headquarters provides services in the areas of system design and development, training, human resource management, payroll, reimbursement expertise, legal advice, accounting support, centralized billing, insurance/risk management services, managed care expertise, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each of our hospitals. We have standardized operating procedures, and we monitor our hospitals to assure consistency of operations.

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

Competition

We compete on the basis of the quality of services we provide, pricing, location and the clinical outcomes we achieve. The primary competitive factors in the LTAC hospital industry include location, quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate LTAC hospitals that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare, Inc. and Select Medical Corporation. Some of these operations have greater financial resources and longer operating histories than we do. In addition, in each of our markets there are general acute care hospitals that provide services similar to those we provide.

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

Accreditation. Our hospitals receive accreditation from The Joint Commission, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. The Joint Commission has accredited all of our hospitals.

Overview of U.S. and State Government Reimbursements

Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, who are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act and is administered primarily by the Department of Health and Human Services through its Centers for Medicare & Medicaid Services. The Medicare program reimburses various types of providers, including LTAC hospitals, using different payment methodologies. We received from Medicare approximately 64.6% of our net patient service revenue in 2007.

The Medicare payment system for LTAC hospitals is currently based upon a prospective payment system (“PPS”) specifically designed for LTAC hospitals. Prior to 2002, LTAC hospitals were reimbursed by Medicare based on a reasonable cost methodology.

LTAC hospital PPS is based upon discharged-based MS-LT-DRGs. The basic form of payment under the LTAC hospital PPS provides for three potential payment amounts: (a) a short stay outlier payment, which applies to patients whose length of stay is less than  5/6 of the geometric mean length of stay for that MS-LT-DRG; (b) a full DRG payment which applies to patients whose length of stay is greater than 5/6 of the geometric mean length of stay and whose cost has not exceeded the amount of MS-LT-DRG reimbursement plus a fixed cost outlier threshold established each year by CMS; and (c) a high cost outlier payment that will provide a partial coverage of costs for patients whose cost of care exceeds the MS-LT-DRG reimbursement plus a fixed cost outlier threshold per discharge. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the sum of the MS-LT-DRG payment amount plus a fixed cost outlier threshold per discharge.

Reimbursement for patients whose length of stay is less than 5/6 of the geometric mean length of stay is the lesser of (1) a per diem based upon the average payment for that MS-LT-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LT-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under the short-term acute care in patient payment system (“IPPS”) computed as a per diem, capped a the full IPPS MS-DRG comparable payment amount and per diem based upon the average payment for MS-LT-DRG under LTAC PPS. Additionally, for discharges occurring from July 1, 2007 through December 29, 2007, certain short-stay outlier cases having a length of stay less than or equal to a predetermined IPPS threshold were reimbursed based upon the lesser of (1) a per diem based upon the average payment for that MS-LT-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LT-DRG payment, or (4) an amount comparable to what would otherwise be paid under IPPS. These payment provisions, which only applied to patients with very short lengths of stay, were suspended for three years beginning with discharges on or after December 29, 2007, pursuant to the SCHIP Extension Act.

LTAC hospital PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There are additional rules for payment for patients who are transferred from a LTAC hospital to another healthcare setting and are subsequently re-admitted to the LTAC hospital. The LTAC hospital PPS payment rates also are subject to annual adjustments.

Only providers qualified as LTAC hospitals may be paid under this system. To maintain qualification under LTAC hospital PPS, the hospital’s average length of stay of Medicare patients must be more than 25 days measured annually at the end of a cost report period.

Prior to qualifying under the payment system applicable to LTAC hospitals, a new LTAC hospital initially receives payments under the general acute care hospital DRG based reimbursement system. The LTAC hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare LTAC hospital requirements, the most significant requirement being an average length of stay of more than 25 days.

LTAC Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for less than 1% of our net patient service revenue for the year ended December 31, 2007.

Regulatory Changes

Refer to the “Recent Regulatory Development” section contained herein for discussion on the Medicare, Medicaid and SCHIP Extension Act of 2007.

The 2007 Final Rule

On May 1, 2007, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that was effective for all discharges on or after July 1, 2007. This rule was amended on June 29, 2007, by revising the high cost outlier threshold. CMS estimated that impact of the 2007 Final Rule was an overall net decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. The 2007 final rule included, among other things, (1) an increase to the standard federal payment rate of 0.71% (subsequently eliminated effective April 1, 2008, as provided for in the SCHIP Extension Act as previously discussed); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (also subsequently modified by the SCHIP Extension Act via three-year moratorium on this new provision); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payment of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,738, resulting is projected reimbursement reductions of 0.4%; and (5) an extension of the policy know as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase in, which CMS projects will not result in payment reductions for the first year of implementation (also subsequently modified by the SCHIP Extension Act via a three-year moratorium on this provision).

Historically, the actual impact of regulation changes on our Medicare net patient service revenue has closely approximated CMS’s estimates. Accordingly, we estimate that the impact of the regulatory changes implemented by the 2007 Final Rule resulted in a $1.2 million reduction to our Medicare revenues during the second half of 2007.

A significant policy change contained in the 2007 Final Rule was the application of the so-called “25 Percent Rule” to all LTAC hospitals. The result of this policy change was that all LTAC hospitals were to be paid the LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions in excess of the 25% threshold were to be paid at a lesser amount based upon short-term acute care hospital rates. Patients admitted who had previously reached a high cost outlier status in the referring short-term hospital were not counted when computing compliance with this limitation.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system regulations for fiscal year 2008. These regulations establish a new Medicare severity-based patient classification system for fiscal year 2008, called Medicare-Severity DRGs (“MS-LT-DRG”) for LTAC hospitals. The MS-LT-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS states that MS-LT-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LT-DRG payment weights. CMS has provided for a two year phase-in period to mitigate the transition in payments for short-term acute and LTAC PPS providers. In fiscal 2008, provider reimbursements are based 50% on new MS-LT-DRGs and 50% on existing DRGs. For fiscal 2009, 100% will be based on new MS-LT-DRGs.

CMS also stated that future annual updates to the DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. As such, it is expected that the estimated aggregate industry LTAC hospital PPS payments would be unaffected by the annual recalibration of DRG payment weights.

Regulatory Changes in Recent Years

On August 1, 2006, CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTAC hospitals. This final rule was effective for Medicare discharges on or after October 1, 2006. CMS estimated these changes would result in reducing payments to LTAC hospitals by 1.3% based on the current reimbursement regulations that were previously in place. The final regulations also included (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTAC hospitals and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

On May 2, 2006, CMS issued changes in regulations for the 2007 fiscal year starting on July 1, 2006 regarding the prospective payment system for LTAC hospitals. These rules included, among other things, the annual Medicare updates along with changes in the reimbursement methodology for short-stay outliers and an increase in the high-cost outlier fixed loss threshold. Additionally, this rule eliminated the annual market basket adjustment and extended until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. CMS estimated that, exclusive of the freeze of the federal rate for fiscal 2007, these changes would result in a decrease in Medicare reimbursement of 3.7% per discharge for LTAC hospital providers.

On August 1, 2005, CMS published the final rules related to the LTAC DRG weights and the geometric length-of-stay thresholds that took effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding the impact of these regulatory changes on our operations.

LTAC Hospital Facility Admission Regulations

Effective for cost reporting years beginning on or after October 1, 2004, LTAC hospitals operated as HIH facilities and freestanding LTAC hospitals located within 250 yards of an acute care hospital, became subject to new regulation that reduced reimbursement for certain admissions. Subject to certain exemptions under the regulations, the facilities subject to these rules will receive lower rates of reimbursement for those Medicare patients admitted from their host hospitals in excess of a specified percentage of the HIH’s total admitted patients. For new HIH facilities, the Medicare admissions threshold was established at 25%. For HIH facilities that met specified criteria and were in existence as of October 1, 2004, the Medicare admissions thresholds was being phased-in over a four-year period staring with hospital cost reporting periods beginning on or after October 1, 2004. The regulations provide exceptions to the Medicare admissions threshold for (i) patients who have reached “outlier” status at the referring short-term acute care hospitals, (ii) HIH facilities located in MSA-dominant hospitals, and (iii) HIH facilities located in rural areas.

As discussed previously under the caption “2007 Final Rule,” CMS expanded the so-called “25 Percent Rule” to include all LTAC hospitals. The subsequent SCHIP Extension Act, however, placed a three-year moratorium on the application of this new provision to free-standing hospitals and made certain other modifications to the rules discussed previously that were effective for cost reporting periods beginning on or after October 1, 2004.

As of December 31, 2007 only one of our HIH facilities was subject to admission limitations at the 25% level. This facility opened after the October 1, 2004 implementation date and has been in compliance with this requirement since opening. As a result of the phase-in of the admission limitations and certain grandfathering provisions, all of our other HIH facilities have limitations ranging from 50% to 75%, or have no limitation. These admission limitation rules have not had an effect on our 2005, 2006 or 2007 financial results. However, as previously discussed, the SCHIP Extension Act placed a three-year moratorium on the application of this policy change to freestanding hospitals. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS.

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

From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTAC hospitals. For example, the Office of Inspector General’s 2008 Work Plan describes the government’s intention to review the appropriateness of payments for interrupted stays and short stay outlier payments. In addition, the government expressed its plan to review the application of special payment provisions for patients who were transferred to onsite providers and readmitted to LTCHs as well as patients who are discharged to collocated or satellite providers. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.

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

Provider-Based Status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We currently operate seven hospitals that are treated as provider-based satellites of certain of our other facilities. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Our Compliance Program

We voluntarily adopted a Code of Conduct, which serves as the basis for our company-wide compliance program. Our written Code of Conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by our Corporate Compliance Officer, who works with each facility compliance officer and our corporate HIPAA Privacy and Security Director. We have also established a reporting system, auditing and monitoring programs and a disciplinary system as a means for enforcing the Code of Conduct’s policies.

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

On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including corporate compliance activities. Our annual report was submitted in August of 2007 and was subsequently approved by the OIG. We believe that the annual incremental costs to comply with the CCA are not significant since we currently maintain corporate compliance programs as described above.

Katrina Related Matters

Refer to Item 3. “Legal Proceedings” for a discussion of the Katrina related matters.

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

LifeCare Holdings, Inc
5560 Tennyson Parkway
Plano, TX 75024
Attention: Investor Relations
(469) 241-2100

Item 1A.	Risk Factors

We conduct our business in a heavily regulated industry, and changes in regulations, including the rates or methods of government reimbursements for our services, may result in reduced net revenues and profitability.

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

During 2005, 2006 and 2007, we derived 76.0%, 71.6% and 64.6% respectively, of our net patient service revenue from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems have been proposed or may be proposed and could be adopted, either in Congress or by CMS. Because these kinds of changes may be adopted at any time, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, any increases in Medicare reimbursement rates established by CMS may not fully reflect increases in our operating costs. Other changes in regulations relating to how we conduct our operations could also result in increased expenses or reduced net revenues. See “Business—Government Regulations.”

We may not be able to maintain compliance with covenants contained in our senior secured credit facility.

We are significantly leveraged, and our senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenant tests will become more restrictive over time. We cannot guarantee that we will be able to continue to satisfy these covenant requirements in the future. The loss of our New Orleans operations during 2005 and the regulatory changes recently enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. Accordingly, the margins by which we adhere to the financial ratios required by our senior secured credit facility (“Credit Facility”) have consistently decreased.

On May 2, 2007, we entered into Amendment No. 1 to the Credit Facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate. As of September 30, 2007 we were not in compliance with the financial covenant requirements as set forth in the credit agreement for the Credit Facility. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. On December 6, 2007, we entered into Amendment No. 2 to the Company’s Credit Facility, which modifies certain financial covenants starting with the rolling 12-month period ending December 31, 2007, provides two additional cure rights and increases the spread on the variable interest rate.

If we are unable to maintain compliance with the covenants contained in our Credit Facility, an event of default could occur, unless we are able to obtain a waiver or enter into another amendment with the senior lenders to revise the covenant requirements. If we are required to obtain a waiver or execute another amendment to our Credit Facility, it is likely we will incur additional fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the Credit Facility are entitled to take various actions, including accelerating amounts due under the Credit Facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow.

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

In addition, the debt instruments impose certain operating and financial restrictions on us and limit management’s discretion in operating our businesses. For example, restrictions in our senior secured credit facility require us to comply with or maintain a minimum interest coverage ratio and maximum leverage ratio and limit or prohibit our ability to, among other things:

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

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The investigations relate to, among other things, various referral practices, cost reporting, billing practices, clinical standards physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and reduce our net revenues. Likewise, additional or revised laws and regulations could require us to make operational changes and insure increased operational expenses. If we fail to comply with these extensive laws and government regulations or if we discover that we have failed to comply in the past, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. In July 2003, we made a voluntary disclosure to the United States Department of Health & Human Services Office of Inspector General (“OIG”) concerning expenses that had been included on cost reports submitted to Medicare for fiscal years 1997 through 2001. In addition, in March 2005, we made a supplementary voluntary disclosure to the OIG that we had inadvertently employed three individuals who furnished patient care services for us while they were excluded from participation in the Medicare program. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and file an annual report with the OIG regarding certain specified items, including corporate compliance and internal audit activities. See “Business—Government Regulations” and “Business—Legal and Administrative Proceedings.”

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

If our LTAC hospitals fail to maintain their qualification as LTAC hospitals, or if our facilities operated as HIH facilities fail to qualify as hospitals separate from their host hospitals, then our net revenues and profitability may decline.

If our facilities fail to meet or maintain the standards for qualification as LTAC hospitals, namely minimum average length of patient stay and any other requirements that might be imposed in the future, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTAC hospitals receiving significantly less Medicare reimbursement than they currently receive for their patient services.

In 2007, one of our hospitals, with multiple campus locations, failed to achieve the twenty-five day length of stay requirement for the twelve months ended December 31, 2007. The LTAC hospital regulations provide that a hospital may correct this type deficiency in the subsequent cost report period following the period in which the twenty-five day length of stay requirement was not achieved. This hospital will have until December 31, 2008 to demonstrate the achievement of the twenty-five day length of stay requirement. In the event this hospital fails to correct this length of stay deficiency, it would not be eligible to receive Medicare payments pursuant to LTAC hospital regulations for discharges on or after January 1, 2009. To achieve this requirement in 2008, it is possible that the profitability of this hospital may be negatively impacted in 2008 as compared to 2007. We believe this hospital will achieve the corrective action required in order to retain its LTAC hospital status for Medicare, and that our remaining hospitals are currently in compliance with the Medicare regulations regarding LTAC hospitals and will maintain compliance under these regulations.

Nine of our LTAC hospitals operate as HIH facilities and as a result are subject to additional Medicare criteria that require certain indications of separateness from their host hospitals. If any of our HIH facilities fail to meet the separateness requirements, they will be reimbursed at the lower general acute care hospital rate, which would likely adversely affect our results of operations. See “Business—Government Regulations—Overview of U.S. and State Government Reimbursements.”

If one of our “satellite” facilities that shares a Medicare provider number with our applicable “main” facility fails to qualify for provider-based status, then our results of operations may be adversely affected.

Medicare regulations on provider-based status require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain “satellite” facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed at the higher rate for LTAC hospitals under Medicare. If CMS determines that facilities claiming to be provider-based and being reimbursed accordingly do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based on that claimed status. We have several situations in which multiple facilities share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could adversely affect our results of operations.

Our business development plan may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy and pursuant to our business development plan, we may selectively acquire and develop, as permitted by current regulations, LTAC hospitals or other specialized hospitals. Acquiring and developing facilities may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquiring and developing facilities also involves numerous risks, including:

•	the difficulty and expense of integrating new facilities into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or professional relationships of acquired facilities;

•	project delays and cost overruns associated with new hospital development;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations; and

•	competition for suitable acquisition candidates, may raise the cost of acquisition.

We may fail to obtain financing for acquisitions at a reasonable cost, and any such financing might contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired hospitals profitably or succeed in achieving improvements in their financial performance.

A deterioration in the collectibility of the accounts receivables could harm our results of operations.

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

Shortages in qualified nurses or therapists could significantly increase our operating costs.

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

The LTAC hospital industry is highly competitive. Our hospitals face competition from general acute care hospitals and LTAC hospitals that provide services comparable to those offered by our hospitals. Many competing general acute care hospitals are larger and more established than our hospitals. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as reputation for quality care; the commitment and expertise of staff and physicians; the quality and comprehensiveness of treatment programs; charges for services; and the physical appearance, location and condition of facilities. We cannot assure you that we will be able to compete effectively in our markets or that increased competition in the future will not adversely affect our financial position, results of operations and liquidity.

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

For the twelve months ended December 31, 2007, 40.3% of our revenues were generated in Texas. Such a concentration increases the risk that, should any adverse economic, regulatory, environmental or other developments occur within this state, our business, financial position, results of operations or cash flows could be materially adversely affected.

Our business operations could be materially effected if we incurred adverse changes in individual markets in which we had significant operations.

A natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a negative effect on the operations of our hospitals in Louisiana. The three New Orleans hospitals that were closed in the aftermath of Hurricane Katrina contributed 12.4% of our consolidated net patient service revenue for the eight months ended August 31, 2005 prior to their closure. Any disruptive event in any of our other major markets in the future could have similar negative effects.

Legal action or other claims could arise from Hurricane Katrina

Refer to Item 3, “Legal Proceedings” regarding discussion of Katrina related matters. To the extent it is ultimately determined that a separate insurance retention applies to each of these claims, we could experience significant losses related to these Katrina matters which would negatively impact our results of operations.

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

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, or the inability of our independent auditor to issue a report attesting to management’s assessment of our internal controls over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting, and in future periods our independent auditor may be required to attest to management’s assessment of our internal controls over financial reporting. Significant resources are required to establish that we are in full compliance with the financial reporting controls and procedures. If we fail to have effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

Our failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

We currently lease two of our hospitals, with another one opening in early 2008, from Health Care REIT, Inc. under our Master Lease Agreements. Our failure to comply with the provisions of any of our Master Lease Agreements with Health Care REIT, Inc. would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Health Care REIT, Inc. include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our businesses.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2007, we leased nine HIH facilities, eight freestanding hospitals, and our corporate headquarters. We own two of our LTAC hospitals.

We generally seek ten to fifteen-year leases for our LTAC hospitals, with one or more additional five-year renewal options.

Our corporate headquarters is located in a 52,000 square foot building in Plano, Texas.

ITEM 3.	Legal Proceedings

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

Additionally, our company has certain pending and threatened litigation and claims incurred in the ordinary course of business. We are unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations, nor can there be any assurance that the resolution of any litigation or investigation, either individually or in the aggregate, would not have a material adverse effect on our financial position, results or operations or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of our company during the quarter ended December 31, 2007.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are wholly-owned by LCI Holdco, LLC (“Holdco”), which is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”), which is a wholly-owned subsidiary of LCI Holding Company, Inc., (“Holdings”), all of which are privately owned. There is no public trading market for our equity securities or for those of Holdco, Intermediate Holdco, or Holdings. As of March 28, 2008, there were six holders of Holdings’ common stock.

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

The selected historical consolidated financial and other data set forth below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related notes thereto included elsewhere in this report.

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10,	Period from August 11 through December 31,	Year Ended December 31,
(in thousands)	2003	2004	2005	2005	2006	2007
Statement of Operations Data:
Net patient service revenue	$283,178	$324,102	$221,802	$124,468	$325,882	$322,215

Salaries, wages and benefits	131,059	134,049	93,853	56,471	145,340	156,125
Stock compensation associated with merger	—	—	54,530	—	—	—
Supplies	25,510	29,001	20,020	12,390	32,144	33,460
Rent	18,946	17,330	11,192	6,594	18,080	21,644
Other operating expenses	72,870	73,745	51,756	27,624	77,206	80,257
Provision for doubtful accounts	2,748	4,582	3,644	5,590	7,673	4,740
Depreciation and amortization	5,936	5,741	3,533	5,938	11,856	11,254
Goodwill impairment charge	—	—	—	68,000	43,600	38,834
Identifiable intangible and long-lived asset impairment charges	—	—	—	6,206	—	—
Business interruption insurance proceeds	—	—	—	(7,000)	(5,333)	—
Gain on early extinguishment of debt	—	—	—	—	(1,329)	—
Loss on disposal of assets	—	—	—	—	945	—
Interest expense, net	4,185	3,463	1,601	13,799	32,819	35,911

Total expenses	261,254	267,911	240,129	195,612	363,001	382,225

Operating income (loss)	21,924	56,191	(18,327)	(71,144)	(37,119)	(60,010)
Equity in loss of joint venture	—	—	—	—	—	(695)

Income (loss) before income taxes	21,924	56,191	(18,327)	(71,144)	(37,119)	(60,705)
Provision for (benefit from) income taxes	8,495	21,148	(5,462)	(1,308)	3,707	77

Net income (loss)	$13,429	$35,043	$(12,865)	$(69,836)	$(40,826)	$(60,782)

Balance Sheet Data (end of period):
Cash and cash equivalents	$8,004	$6,678		$19,843	$33,250	$17,816
Working capital	20,078	39,917		82,529	64,027	48,166
Total assets	107,356	131,677		544,114	536,418	481,756
Total debt	24,473	20,686		414,494	399,450	396,263
Redeemable preferred stock	33,272	36,063		—	—	—
Stockholders’ equity (deficit)	95	33,547		66,092	50,498	233

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$14,839	$17,294	$20,387	$17,213	$49,673	$(9,851)
Investing activities	(688)	(11,367)	(2,915)	(519,582)	(27,447)	(16,376)
Financing activities	(16,121)	(7,253)	(14,360)	522,212	(8,819)	10,793
Capital expenditures	3,850	14,812	8,441	1,483	28,235	47,480
Ratio of earnings to fixed charges (1)	1:2.2	1:4.8	N/A	N/A	N/A	N/A

	Predecessor Year Ended December 31,			Successor and Predecessor Combined	Successor Year Ended December 31,
	2003	2004	2005	2006	2007
Other Operating Data:
Number of HIH hospitals (end of period)	15	15	12	12	9
Number of freestanding hospitals (end of period)	5	5	6	8	10

Number of total hospitals (end of period)	20	20	18	20	19
Licensed beds (end of period)	949	959	893	926	1,009
Average licensed beds	938	954	969	889	961
Admissions	8,678	8,872	9,182	8,318	7,999
Patient days	225,702	236,403	242,080	226,863	229,479
Occupancy rate	65.9%	67.7%	68.5%	69.9%	65.4%
Percent net patient service revenue from Medicare	79.3%	75.8%	76.0%	71.6%	64.6%
Net patient service revenue per patient day	$1,255	$1,371	$1,430	$1,436	$1,404

(1)	In the period from January 1 through August 10, 2005, the period from August 11 through December 31, 2005 and the years ended December 31, 2006 and 2007, earnings were insufficient to cover fixed charges by $20,757, $71,144, $37,119, and $60,705, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading operator of LTAC hospitals in the United States. As of December 31, 2007, we operated 19 hospitals located in nine states, consisting of nine HIH facilities (31% of beds) and ten freestanding facilities (69% of beds). Through these 19 LTAC hospitals, we operate a total of 1,009 licensed beds and employ approximately 3,100 people, the majority of whom are registered or licensed nurses and respiratory therapists. As discussed in more detail below, our three New Orleans hospitals were closed during the last week of August 2005 and will not re-open. The licensed beds for these hospitals are not included in the total number of facilities or licensed beds discussed above.

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

The Transactions

On August 11, 2005, we consummated an acquisition pursuant to which Rainier Acquisition Corp., a Delaware corporation formed by investment funds associated with The Carlyle Group, merged with and into our company, with our company continuing as the surviving corporation. The funds necessary to consummate the Transactions were approximately $552.0 million, including approximately $512.2 million to pay the then current stockholders and option holders, approximately $10.7 million to repay existing indebtedness and approximately $29.1 million to pay related fees and expenses. The effective date of the merger was August 11, 2005.

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of senior subordinated notes. We also entered into a revolving credit facility (“Revolver”) that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity. To date, we have made no borrowings pursuant to the Revolver.

As a result of the Transactions, our assets and liabilities were adjusted to their fair value as of the consummation of the Merger. The excess of the total purchase price over the fair value of our tangible assets and liabilities has been allocated to goodwill and other identifiable intangible assets. Goodwill is subject to an annual impairment test, and goodwill and identifiable intangible assets are subject to more frequent tests if circumstances warrant such a test. We have also significantly increased our aggregate outstanding indebtedness. Accordingly, interest expense has been and will be higher in periods following the Transactions.

Recent Trends and Events

Hospital Openings and Closings

In July 2006, we closed a 40-bed HIH in Edinburgh, Texas. We opened a 24-bed satellite HIH in Shreveport, Louisiana during August 2006 and a 41-bed satellite HIH in Pittsburgh, Pennsylvania in September 2006. We expanded an existing hospital in Shreveport, Louisiana by seven beds in November 2006, and opened a satellite 32-bed freestanding hospital in McAllen, Texas in December 2006. The licensed beds at the Shreveport locations were transferred internally among total licensed beds in the Shreveport market; therefore, there was no change in total beds as a result of these openings during 2006.

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Eight beds were transferred to another location and the 11 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed HIH in San Antonio that was closed in the same month. In August 2007, 21 additional beds were added to our Denver location. In September 2007, we opened a 62-bed freestanding hospital in Milwaukee, Wisconsin, which replaced a 35-bed HIH in Milwaukee that was closed in the same month. Additionally, during September 2007 we added 10 ICU level beds to our hospital located in Fort Worth, Texas. At the end of 2007, we had a new 60-bed freestanding facility under construction in Boise, Idaho. This facility will open in early 2008.

The assets formerly located in our hospitals that were closed or relocated are being used at other locations or were disposed of.

Regulatory Matters

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 64.6%, 71.6%, and 76.0% of total net patient service revenue for the twelve months ended December 31, 2007, 2006, and 2005, respectively. Net patient service revenue generated from non-Medicare payors were substantially from commercial payors. The decrease in the percentage of net patient service revenue generated from the Medicare program is principally the result of our continued focus on higher-margin commercial revenue as more fully discussed in Item I. Business under the caption “Our Strategy”, and the increasing trend of traditional Medicare patients to elect Medicare coverage through various managed Medicare payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTAC hospital PPS are subject to review by the regulatory authorities. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

See Item 1. Business under the caption “Government Regulations” for additional discussions regarding reimbursements from governmental payors and related recent regulatory changes.

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

In 2007, one of our hospitals, with multiple campus locations, failed to achieve the twenty-five day length of stay requirement for the twelve months ended December 31, 2007. The LTAC hospital regulations provide that a hospital may correct this type deficiency in the subsequent cost report period following the period in which the twenty-five day length of stay requirement was not achieved. This hospital will have until December 31, 2008 to demonstrate the achievement of the twenty-five day length of stay requirement. In the event this hospital fails to correct this length of stay deficiency, it would not be eligible to receive Medicare payments pursuant to LTAC hospital regulations for discharges on or after January 1, 2009. To achieve this requirement in 2008, it is possible that the profitability of this hospital may be negatively impacted in 2008 as compared to 2007. We believe this hospital will achieve the corrective action required in order to retain its LTAC hospital status for Medicare, and that our remaining hospitals are currently in compliance with the Medicare regulations regarding LTAC hospitals and will maintain compliance under these regulations.

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

Revenue Recognition

Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, impairments may occur. We have recognized impairment charges of $38.8 million, $43.6 million and $68.0 million for the years ended December 31, 2007 and 2006 and for the period from August 11, 2005 through December 31, 2005, respectively.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset. If the carrying amount of an asset exceeds our estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

Our provision for income taxes is based upon our estimate of taxable income. We also establish valuation allowances, as appropriate, to reduce our deferred tax assets to an amount that we believe will more likely than not be realized in future periods. Our state and federal tax filings are subject to tax audits by various state and federal tax authorities. While we believe the tax return positions we have taken are accurate and supportable, there is no assurance that the various authorities engaged in the income tax return examinations will not challenge our positions.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 became effective for us on January 1, 2007. We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. The adoption of FIN 48 had no impact on our results of operations and financial position. The federal statute of limitations remains open for tax years 2004 through 2006. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (Statement 157) which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. We are required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening accumulated deficit in the year of adoption. We are currently evaluating the impact of adopting Statement 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are in the process of determining the effect, if any, of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company has not determined the impact that SFAS 141R will have on its financial position, results of operations or liquidity.

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

	Successor Period from August 11 through December 31, 2005	Predecessor Period from January 1 through August 10, 2005	Combined Twelve months ended December 31, 2005
Net patient service revenue	$124,468	$221,802	$346,270

Salaries, wages, and benefits	56,471	93,853	150,324
Stock compensation associated with merger	—	54,530	54,530
Supplies	12,390	20,020	32,410
Rent	6,594	11,192	17,786
Other operating expenses	27,624	51,756	79,380
Provision for doubtful accounts	5,590	3,644	9,234
Depreciation and amortization	5,938	3,533	9,471
Goodwill impairment charge	68,000	—	68,000
Identifiable intangible and long-lived asset impairment charges	6,206	—	6,206
Business interruption insurance proceeds	(7,000)	—	(7,000)
Interest expense, net	13,799	1,601	15,400

Total expenses	195,612	240,129	435,741

Loss before income taxes	(71,144)	(18,327)	(89,471)
Benefit from for income taxes	(1,308)	(5,462)	(6,770)

Net loss	$(69,836)	$(12,865)	$(82,701)

A historical summary of operations for the twelve months ended December 31, 2007 and 2006, and the combined twelve months ended December 31, 2005, computed as previously discussed, appears below.

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Combined Twelve Months Ended December 31, 2005
Net patient service revenue	$322,215	$325,882	$346,270

Salaries, wages, and benefits	156,125	145,340	150,324
Stock compensation associated with merger	—	—	54,530
Supplies	33,460	32,144	32,410
Rent	21,644	18,080	17,786
Other operating expenses	80,257	77,206	79,380
Provision for doubtful accounts	4,740	7,673	9,234
Depreciation and amortization	11,254	11,856	9,471
Goodwill impairment charge	38,834	43,600	68,000
Identifiable intangible and long-lived asset impairment charges	—	—	6,206
Business interruption insurance proceeds	—	(5,333)	—
Gain on early extinguishment of debt	—	(1,329)	—
Loss on disposal of asset	—	945	(7,000)
Interest expense	35,911	32,819	15,400

Total expenses	382,225	363,001	435,741

Operating loss	(60,010)	(37,119)	(89,471)
Equity in loss of joint venture	(695)	—	—

Loss before income taxes	(60,705)	(37,119)	(89,471)
Provision for (benefit from) income taxes	77	3,707	(6,770)

Net Loss	$(60,782)	$(40,826)	$(82,701)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented. The data for the Successor Period within the twelve months ended December 31, 2005 has been combined with the data for the Predecessor Period as discussed above.

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Combined Twelve Months Ended December 31, 2005
Number of hospitals within hospitals (end of period)	9	12	12
Number of freestanding hospitals (end of period)	10	8	6
Number of total hospitals (end of period)	19	20	18
Licensed beds (end of period)	1,009	926	893
Average licensed beds (1)	961	889	969
Average length of stay	26.8	27.3	26.7
Admissions	7,999	8,318	9,182
Patient days	229,479	226,863	242,080
Occupancy rate	65.4%	69.9%	68.5%
Percent net patient service revenue from Medicare	64.6%	71.6%	76.0%
Percent net patient service revenue from commercial payors and Medicaid (2)	35.4%	28.4%	24.0%
Net patient service revenue per patient day	$1,404	$1,436	$1,430

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the years presented.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues

Our net patient service revenue decreased by $3.7 million, or 1.1%, for the year-ended December 31, 2007, to $322.2 million from $325.9 million for the comparable period in 2006. Patient days in 2007 were 2,616 greater, or 1.2% greater, than the same period in 2006.

This decrease in net patient service revenue was comprised of an unfavorable $9.5 million variance as the result of decreased revenue per patient day, offset by a $2.7 million favorable benefit from an increase in patient days and a net increase of $3.1 million attributable to a decrease in unfavorable adjustments related to previously filed cost reports. The increase in patient days was partially attributable to the expansion of our operations, as discussed previously.

During the years ended December 31, 2007 and 2006, we recorded reductions in net patient service revenue of $1.2 million and $4.3 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program. The adjustment recognized during the year ended December 31, 2006 related primarily to two of the Company’s hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

Our net patient service revenue per patient day as reported during the years ended December 31, 2007 and 2006 was $1,404 and $1,436, respectively. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the year-ended December 31, 2007 and 2006 was $1,420 and $1,455, respectively, or a decrease of 2.4%. The decrease in net patient service revenue per patient day, excluding the impact of the cost report reimbursement adjustment, was primarily the result of the unfavorable reimbursement changes, including payment methodology changes and reductions in DRG weights, implemented by CMS during the latter half of 2006 and during 2007, partially offset by an increase in the percentage of our revenues generated from commercial payors and our continued focus on treating higher acuity patients.

Total Expenses

Total expenses increased by $19.2 million to $382.2 million for the year-ended December 31, 2007 as compared to $363.0 million for the comparable period in 2006. Included in the expenses for the year ending December 31, 2007, is a $38.8 million impairment charge related to goodwill and $2.5 million attributable to compensation and benefits accrued in connection with the departure of our former CEO. Included in the expenses for the 2006 period is an impairment charge of $43.6 million related to goodwill, a gain of $1.3 million related to the early extinguishment of debt, and $5.3 million in insurance recoveries related to Hurricane Katrina. Gain on early extinguishment of debt for the year-ended December 31, 2006 was the result of our repurchasing $3 million in face amount of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

Excluding the impairment charge and the compensation and benefits accrual for 2007, and the impairment charge, gain on early extinguishment of debt, and the insurance recovery for 2006, expenses increased by $14.9 million from the same period in the prior year. Rent expense increased by $3.6 million during the 2007 period in connection with the increases in bed capacity as discussed previously. Net interest expense increased by $3.1 million during the 2007 period from an increase in the LIBOR rates during 2007 and in the margin spread as the result of the amendments to our senior secured credit facility discussed further in the Liquidity and Capital Resources section contained herein. The remaining $8.2 million increase in expenses was primarily attributable to an increase in salaries, wages and benefits of $8.3 million, and an increase in outside services, contract labor and other operating expenses of $3.1 million. These increases were due to the result of inflationary increases and the increases in bed capacity as previously discussed. These increases were offset by a decrease in the provision for doubtful accounts of $2.9 million and a decrease in depreciation and amortization expense of $0.6 million. The provision for doubtful accounts during 2006 included an additional provision for the impact of a conversion to a new patient accounting system during 2006.

Income Tax Expense

For the year ended December 31, 2007, we recorded income tax expense of $0.1 million which represented an annual effective rate of approximately 0.4%, excluding the impact of the $38.8 million impairment charge, as compared to an income tax expense of $3.7 million for the same period in 2006, which represented an effective rate of 57.2%, excluding the impact of the $43.6 million impairment charges and certain other adjustments. The federal and state income tax benefit for 2007 is less than expected due to the need for a valuation allowance on deferred tax assets as of December 31, 2007.

Net Income

For the year ended December 31, 2007, we reported a net loss of $60.8 million as compared to a net loss of $40.8 million for the year ended December 31, 2006. Excluding goodwill impairment charges, the net loss for the year ended December 31, 2007 would be $22.0 million as compared to net income of $2.8 million for the year ended December 31, 2006. As discussed in the foregoing, this decrease of $24.8 million was principally the result of a reduction in net patient service revenue per patient day in addition to increased operating expenses associated with inflationary increases and the increases in bed capacity during 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

During the year ended December 31, 2006, we recorded a reduction in net patient service revenue of $4.3 million whereas during the year ended December 31, 2005, we recorded an increase in net patient service revenue of $3.3 million related to changes in estimates and settlements on cost reports filed with the Medicare program. The most significant cost report valuation adjustment recognized during 2006 relates to two of our hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims therefore it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

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

Income Tax Expense

In 2006 we recorded income tax expense of $3.7 million which represented an annual effective rate of approximately 57.2%, excluding the impact of the $43.6 million impairment charge, as compared to an income tax benefit of $6.8 million for 2005, which represented an effective rate of 44.3%, excluding the impact of the $74.2 million impairment charges. The effective rate in 2006 is higher primarily due to the increase in the effective state income tax rates resulting from the increased interest expense incurred by us in 2006 which could not be allocated to certain states with income.

Net Income

For the year ended December 31, 2006, we reported a net loss of $40.8 million as compared to a net loss of $82.7 million for the year ended December 31, 2005. As noted in the foregoing discussion, the net loss for the year ended December 31, 2006 was primarily the result of goodwill impairment charges of $43.6 million. For the year ended December 31, 2005, the net loss of $82.7 million was primarily the result of stock compensation expense of $54.5 million recorded in connection with the Transactions and impairment charges of $74.2 million associated with goodwill and identifiable intangible and long-lived assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, potential availability of borrowings under a revolving credit facility, funds available under the Master Lease and expected cash flows generated by operations, although operating cash flows for the 12 months ending December 31, 2007 were negative. Our primary liquidity requirements are for payments associated with our senior secured credit facilities and the notes, capital expenditures and working capital.

At December 31, 2007, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of a $249.3 million term loan facility, which matures on August 11, 2012, and a $60.0 million revolving credit facility subject to availability, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. The full amount available under the term loan facility was used in connection with the Merger. During the year ended December 31, 2006, we repurchased $3 million face value of our senior subordinated notes for approximately $1.5 million. Accordingly, we recorded a gain on early extinguishment of debt, net of write-off of capitalized financing costs, of approximately $1.3 million during this period.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses, restricted payments, transactions with affiliates and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain other provisions. As of December 31, 2007, we believe we were in compliance with all covenants contained in the senior secured credit facility as amended.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans, as amended, as of December 31, 2007 were (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans, and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At December 31, 2007, the interest rate applicable to the $249.3 million under our term loan facility was 9.45%.

On May 2, 2007, we entered into Amendment No. 1 to our senior secured credit facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate to be paid by us. Based upon amounts outstanding under the senior secured credit facility and the applicable margins at the time of the amendment, we estimated that the increase in the spread on the variable interest rate would result in additional annual interest expense of approximately $1.9 million.

As of September 30, 2007, we were not in compliance with the financial covenant requirements as set forth in our senior secured credit facility. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. The cure right provides us the right to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant requirement on a pro-forma basis. The cure right capital contribution amount is considered additional consolidated EBITDA, as defined in our credit agreement, for purposes of measuring compliance with the financial covenants for our fiscal quarter ended September 30, 2007. In subsequent periods, this cure amount will continue to be considered a component of consolidated EBITDA on a trailing 4 quarter calculation basis. Additionally, the cure amount is limited such that it can be no greater than the amount required for purposes of complying with the financial covenants in the quarter in which it is exercised nor can this cure right be exercised more than two times in any trailing 4 quarter period, with the exception of two additional cure rights that were included in Amendment No. 2 discussed below.

The cure right cash contribution of $6 million necessary to cure our non-compliance with the financial covenants tested as of September 30, 2007, was received by Holdings from affiliates of The Carlyle Group, on November 14, 2007. Holdings in turn contributed these funds to the capital of the company through certain intermediate subsidiaries. As a result of the exercise of this cure, we were deemed to have met the financial covenants contained in our senior secured credit facility as of September 30, 2007.

On December 6, 2007, we entered into Amendment No. 2 to the company’s senior secured credit facility (“Amendment No. 2”), which modified certain financial covenants starting for the period ending December 31, 2007, further increased the spread on the variable interest rate, and reduced the revolving credit facility to $60 million from $75 million. Additionally, Amendment No. 2 designated up to two additional cure rights that can be exercised at any time during the term of the loan, provided that for quarters ending on or after June 30, 2008, the leverage ratio, as defined in the credit agreement, on the last day of such fiscal quarter is not more than 0.50 to 1.00 above the leverage ratio requirement for such quarter. Based upon amounts outstanding under the senior secured credit facility and the applicable margins at the time of the amendment, we estimate that the increase in the spread on the variable interest rate would result in additional annual interest expense of approximately $2.5 million. This is in addition to the estimated increase in interest expense pursuant to Amendment No. 1.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow.

We believe that our cash on hand, expected cash flows from operations, potential availability of borrowings under the revolving portion of our senior secured credit facilities, and funds available under the Master Lease will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months.

Capital Expenditures

On September 1, 2006, a newly formed subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. In connection with this Lease, Health Care REIT, Inc. agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions. The first facility to be developed under this Master Lease is our Boise, Idaho facility, which was under construction as of December 31, 2007 and will open in early 2008. The total project cost of this facility is expected to approximate $22.2 million. Through December 31, 2007, we have incurred capital expenditures of $16.6 million for the facility, and Health Care REIT, Inc. has made payments to us approximating $15.1 million as reimbursement for these capital expenditures. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion. See note 17 in our consolidated financial statements for additional discussion regarding this Lease.

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“San Antonio Facility”). As of June 30, 2007, the San Antonio Facility opened for business, at which point the operational lease commenced. The base rent is approximately $1.2 million per year, and is subject to annual inflationary adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of December 31, 2007, the Landlord had made payments of $15.5 million to the Company towards the estimated total purchase price of $15.5 million for the San Antonio Facility. No gain was recognized from this transaction.

On June 6, 2007, Tenant amended the Master Lease Agreement (“Amended Lease”) with Health Care REIT, Inc., HCRI Texas Properties, LTD and HCRI Wisconsin Properties, LLC (collectively, the “Milwaukee Landlord”) to include the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in Milwaukee, Wisconsin (“Milwaukee Facility”). The base rent is approximately $2.5 million per year, and is subject to annual inflation adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of December 31, 2007, the Milwaukee Landlord had made payments of $15.6 million to the Company towards the estimated total purchase price of $19.3 million for the Milwaukee Facility. No gain was recognized from this transaction.

We anticipate that we will incur capital expenditures of approximately $14.8 million in 2008 based on our current plans. Estimated project costs to complete the construction of the Boise, Idaho Facility is approximately $5.6 million, which will be funded by the Master Lease. The remaining $9.2 million of expected capital expenditures relate to medical equipment associated with our new facility in Boise as well as ongoing maintenance expenditures in our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility.

Historical Cash Flow

Twelve Months Ended December 31, 2007, 2006 and 2005

				Successor	Predecessor
	Year Ended		Combined Twelve	Period from August 11	Period from January 1
	December 31,		Months Ended	through	through
	2007	2006	December 31, 2005	December 31, 2005	August 10, 2005
Net cash provided by (used in) operating activities	$(9,851)	$49,673	$37,600	$17,213	$20,387
Net cash used in investing activities	(16,376)	(27,447)	(522,497)	(519,582)	(2,915)
Net cash provided by (used in) financing activities	10,793	(8,819)	507,852	522,212	(14,360)

For the year ended December 31, 2007, operating activities used $9.9 million in cash. The decline in cash provided by operations as compared to 2006 is the result of the lower operating profits during 2007 and the non-recurring receipt of insurance proceeds in 2006. Accounts receivable increased by $4.2 million during 2007 as compared to an increase of $11.9 million during 2006. This increase during 2006 was partially attributable to the implementation of a new patient accounting system during the fourth quarter of 2006. Days of net patient service revenue in net accounts receivable at December 31, 2007 was 77.6 as compared to 77.1 at December 31, 2006. During 2007, income taxes paid and received resulted in a net receipt of $5.7 million, primarily due to federal refunds of $5.3 million received associated with payments made in 2006.

For the year ended December 31, 2006, operating activities generated $49.7 million in cash. During 2006, income taxes paid and received resulted in a net receipt of $5.1 million primarily due to the receipt of $14.4 million related to a refund of 2005 federal income tax payments. This tax benefit was the result of expenses recorded related to the Transactions during 2005. Additionally, during 2006 we received $12.3 million in insurance recoveries, $7.0 million of which was recorded as a receivable at December 31, 2005, as a result of the impact of Hurricane Katrina on our New Orleans operations. Additionally, during 2006 accounts receivable increased by $11.9 million, due primarily to the implementation of new patient accounting system during the fourth quarter of 2006.

For the combined year ended December 31, 2005, operating activities generated $37.6 million in cash. Patient accounts receivable increased by $20.1 million during 2005. This increase was primarily due to the impact of less patient account collections in 2005 due to the transition of our business office from Shreveport, Louisiana to Plano, Texas during the second and third quarters of 2005. Estimated third-party payor settlements decreased by $5.6 million in 2005. During 2005, we worked closely with our Medicare fiscal intermediaries in an attempt to assure that our periodic interim payments more closely approximate the amounts actually owed to us for treating Medicare patients.

Cash used in investing activities was $16.4 million during 2007. Approximately $11.9 million was used for equipment at our new and expanded locations along with renovation and expansion expenditures at our Denver, Colorado and Fort Worth, Texas hospitals, and ongoing capital maintenance requirements. Additionally, $16.6 million was used for our new hospital under construction in Boise, Idaho. Offsetting these amounts are net receipts of approximately $12.1 million principally attributable to the timing of construction payments and related reimbursements from Healthcare REIT, Inc. for our Milwaukee, Wisconsin and San Antonio, Texas hospitals.

Cash used in investing activities was $27.4 million for 2006. During 2006 we funded all equipment purchases, other than $1.1 million, using our available cash on hand. Additionally, we used $8.8 million to purchase the land and fund construction for our new free-standing facility in the Milwaukee, Wisconsin market and used $7.9 million to fund initial construction for our new free-standing facility in the San Antonio, Texas market. These amounts were subsequently refunded by Healthcare REIT, Inc. pursuant the Master Lease.

Cash used in investing activities was $522.5 million in 2005, including $518.6 million related to the Transactions. The remaining uses were for the purchases of property and equipment used in our business that was not financed through capital leases.

Cash provided by financing activities during 2007 was $10.8 million. This is comprised of receipts pursuant to the Master Lease of $15.1 million associated with our capital expenditures on our Boise, Idaho hospital project and the receipt of a cure right of $6.0 million as discussed previously. These amounts are offset by recurring debt service requirements under our senior secured credit facility and capital leases and amendment fees paid during 2007 of $3.1 million.

Cash used by financing activities during 2006 was $8.8 million, which was primarily attributable to debt service requirements on our senior secured credit facility and capital leases during 2006.

Cash provided by financing activities was $522.2 million in 2005. The sources of cash flow were substantially a result of the borrowings and equity investments made to finance the Transactions. The uses of cash during 2005 for financing activities were substantially to repay certain of our debt obligations as of the date of the Transactions along with recurring debt service requirements.

At December 31, 2007 we had cash and cash equivalents of $17.8 million and working capital of $48.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007.

	Payments Due by Year
Contractual Obligation(1)	Total	2008	2009-2010	2011-2012	2013 and beyond
Senior Secured Credit Facility	$249,263	$2,550	$5,100	$241,613	$—
9 1/4% Senior Subordinated Notes	147,000	—	—	—	147,000
Capital Lease Obligations	2,522	1,730	792	—	—

Total debt	398,785	4,280	5,892	241,613	147,000
Interest(2)	183,216	37,043	73,362	63,746	9,065
Operating leases	159,952	18,030	32,650	25,713	83,559

Total contractual obligations	$741,953	$59,353	$111,904	$331,072	$239,624

(1)

This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement.”

(2)

The interest obligation was calculated using the interest rate as of December 31, 2007 of 9.45% for the senior secured credit facility, and the stated interest rate of 9  1/4% for the senior subordinated notes.

Seasonality

Our business experiences seasonality as a result of variation in census levels, with historically the highest census in the first quarter of the year and the lowest census in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTAC hospital PPS payments are fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the final rules issued by CMS for LTACHs for the 2007 fiscal year did not provide for an inflation update whereas the rules proposed by CMS for LTACHs for the 2008 fiscal year include a 0.71% general market basket increase.

Labor and supply expenses make up a substantial portion of our operating expense structure. These expenses can be subject to increase in periods of rising inflation. To date, we have been able to partially offset such increases with the implementation of cost control measures. There can, however, be no assurance that we will be successful in offsetting future cost increases.

ITEM 7A.	Qualitative and Quantitative Disclosures about Market Risk

At December 31, 2007 we had $249.3 million in senior term loans outstanding and $54.9 million of borrowing availability under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior credit facility we are required to enter into an interest rate swap agreement that provides protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement caps the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our executive officers and directors.

Name	Age	Position(s)
G. Wayne McAlister	61	Director, President, and Chief Executive Officer
Phillip B. Douglas	50	Executive Vice President—Chief Financial Officer
Catherine A. Conner	51	Senior Vice President of Human Resources
Leroy F. Thompson, Jr.	55	Regional Senior Vice President of Operations
Grant B. Asay	49	Regional Senior Vice President of Operations
Chris A. Walker	39	Senior Vice President—Chief Accounting Officer and Treasurer
Judith K. Hogan	56	Senior Vice President of Clinical Services
Karen H. Bechtel	58	Chairman of the Board of Directors
Stephen H. Wise	35	Director
William P. Johnston	63	Director
William H. McMullan, Jr.	29	Director
William Hamburg	58	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers:

G. Wayne McAlister has served as Director, President, and Chief Executive Officer since January 14, 2008. Prior to joining LifeCare, he was Senior Vice President of Triad Hospitals, Inc. and a Division President of a large group of its hospitals, where he was responsible for development, management and financial operations, since 1999.

Phillip B. Douglas has served as our Chief Financial Officer since January 30, 2006. Prior to joining LifeCare, Mr. Douglas was Chief Financial Officer of Workscape, Inc., a private-equity owned company, from 2000 until 2005. From 1996 until 1999 Mr. Douglas was founder and Chief Executive Officer of Management and Technology Solutions, Inc., a developer and provider of IT solutions to physician organizations. From 1992 to 1995 Mr. Douglas was the Chief Financial Officer and Co-Founder of HealthSpring, Inc., a physician practice management company that was later acquired by The MetraHealth Companies (“MetraHealth”). MetraHealth was ultimately acquired by United HealthCare Corporation, where Mr. Douglas served as Senior Vice President of Finance for the combined companies from 1995 to 1996.

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

Leroy F. Thompson, Jr. a CPA, has been with LifeCare since 1999. He currently serves as Regional Senior Vice President of Operations and he served as our Chief Financial Officer from 1993 to 1999. Prior to joining LifeCare, Mr. Thompson worked with the international accounting firm of Ernst and Young specializing in healthcare consulting and financial services.

Grant B. Asay has served as Regional Senior Vice President of Operations for our company since June 2006. From 2002 until June 2006, he served as a Regional Director for Select Medical Corporation. Prior to joining Select, Mr. Asay served as the Chief Executive Officer of community hospitals in Montana, Nevada and Alaska.

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

Karen H. Bechtel has served as a director since August 2005 and Chairman since August 2007. Ms. Bechtel is a Managing Director of The Carlyle Group and head of the U.S. buyout group that focuses on opportunities in the healthcare sector. Previously, Ms. Bechtel was a Managing Director of Morgan Stanley’s Private Equity Group, where she was a member of the investment committee. From 1993 to 1997, Ms. Bechtel was Co-head of the Strategic Finance Group. She was also a founder and head of Princes Gate Private Equity Investors, a $650 million bridge equity fund.

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

William P. Johnston has served as a director since August 2007. Mr. Johnston is a former Chairman of Renal Care Group and serves as a director and advisor for several healthcare and financial services companies, including The Carlyle Group, the principal owner of our company.

William H. McMullan, Jr. has served as a director since September 2007. Mr. McMullan is a Senior Associate of The Carlyle Group focused on U.S. buyout investments in the healthcare industry. Prior to joining Carlyle, Mr. McMullan worked with J. W. Childs, a private equity firm. Previously he worked with UBS Investment Bank.

William Hamburg has served as director since August 2007. Mr. Hamburg served as interim President and Chief Executive Office of LifeCare from August 2007 until January 2008. Mr. Hamburg is President of Interim Management Solutions, a company that provides services for both public and private companies. Mr. Hamburg has served as the interim Chief Operating Officer and interim Chief Development Officer of HealthSouth during its management transition. He was also interim Chief Executive Officer for Cogent Healthcare, Inc., a privately held hospitalist company. Previously, Mr. Hamburg was the Chairman, President and Chief Executive Officer of MediSphere Health Partners, a privately owned, venture capital-backed, alternate site healthcare facility company. Before his services with MediSphere, Mr. Hamburg was President and Chief Operating Officer of Surgical Care Affiliates, Inc., a NYSE company that was one of the nation’s largest independent owners and operators of outpatient surgery centers. Prior to his services with Surgical Care Affiliates, Inc., Mr. Hamburg held several senior administrative positions with several major non-profit acute care hospitals.

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

Our securities are not listed on a securities exchange and we are not subject to the corporate governance requirements of a securities exchange. While we have not established audit and compensation committees of the board of directors, we anticipate we may establish standing committees of the board including audit and/or compensation committees in the future. We will consider establishing other committees of the board, from time to time, when necessary to address specific issues. Our board of directors consulted with our Chief Executive Officer concerning the compensation of our executive officers, other than the Chief Executive Officer.

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

Item 11.	EXECUTIVE COMPENSATION – COMPENSATION DISCUSSION AND ANALYSIS

The following analysis relates to compensation for each person who served as our Chief Executive Officer during 2007, our Chief Financial Officer and the three other executive officers who were the most highly compensated for the year ended December 31, 2007. We refer to these individuals collectively as our “Named Executive Officers.”

Overview of Compensation Process. The Board of Directors sets the compensation of the Company’s executive officers, evaluates their performance and administers the Company’s incentive plans. The Company’s securities are not listed on a stock exchange. Accordingly, the Company is not subject to stock exchange corporate governance standards, such as the requirement to establish a compensation committee. Although W. Earl Reed, III, our Chief Executive Officer until August 20, 2007, was a member of the Board of Directors, he did not participate in the determination of his compensation.

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

Compensation Philosophy. The fundamental objective of our compensation program is to attract, retain and motivate executive leadership for the Company who will execute our business strategy, uphold our Company values and enhance the value of the Company. To fulfill this objective, the Board has developed compensation policies and plans designed to attract, retain and motivate highly qualified and high-performing executives through compensation that is:

•	Aligned with Stockholder Interests – Equity incentives should be used to align the interests of our executive officers with stockholder interests.

•	Performance-based – A meaningful component of compensation should be tied to the Company’s performance.

•	Equitable – Executive compensation should consider internal pay equity as well as compensation paid by similarly situated companies.

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

Compensation Program for 2007. Based on the Company’s compensation philosophy, the Board determined that our Company should provide executive officers with compensation comprised of three primary elements: (1) base salary; (2) annual performance awards payable in cash; and (3) long-term equity incentive awards. The analysis regarding the establishment of these three components of executive compensation for 2007 is set forth below.

Base Salary. In 2007, the Company was a party to employment agreements (“Employment Agreements”) with the Named Executive Officers listed below, other than William Hamburg. While the Employment Agreements established a base salary for each of these executive officers, their salaries are subject to adjustment from time to time by the Board of Directors in its sole discretion. Each year, the Board reviews and approves salaries for our executive officers, including those executive officers who are parties to an Employment Agreement. The Board seeks to provide base salaries for our executive officers appropriate to their experience, professional status, job responsibilities and performance. The Board’s decision also takes into account factors such as prior year salary, tenure, performance, responsibilities and salaries paid by other companies. However, the Board did not “benchmark” the salaries of the executive officers to those of other companies or groups of companies. The Board also considers recommendations presented to the Board by the Chief Executive Officer with respect to the salaries of the other executive officers. Based on these factors, the Board approved base salaries for our Named Executive Officers (other than Mr. Hamburg) for 2007 in the amounts shown in the table below.

Name	Title	Base Salary for 2007
W. Earl Reed, III	Chief Executive Officer Through 8/20/07	$500,000	[1]
Phillip B. Douglas	Executive Vice President and Chief Financial Officer	283,296
Jill L. Force	Executive Vice President and General Counsel Through 1/22/08	270,005
Leroy F. Thompson, Jr.	Regional Senior Vice President of Operations	218,358
Grant B. Asay	Regional Senior Vice President of Operations	214,198

[1]	Mr. Reed ceased to serve as Chief Executive Officer of the Company on August 20, 2007. Accordingly, the amount of salary paid in 2007 to Mr. Reed was $375,002.

Mr. Reed was succeeded in August 2007 in an interim capacity by Mr. Hamburg. For his services as interim Chief Executive Officer during 2007, Mr. Hamburg received cash compensation in the amount of $96,750. The amount of cash compensation was determined by negotiation between Mr. Hamburg and the Company and was designed to compensate Mr. Hamburg at approximately the same rate as his predecessor, Mr. Reed.

Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives are provided to our executive officers based on the extent to which performance targets are met. The Board believes these bonuses reward executives for achieving the Company’s shorter-term goals and values. For 2007, the target incentive opportunity was equal to 60% of base salary for our Chief Executive Officer and 35-60% of base salary for executive officers other than the Chief Executive Officer. 70% of our executive officers’ incentive opportunity was based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization. The plan was structured to provide incremental increases in this portion of the incentive (as a percentage of target incentive opportunity) starting from no incentive for reaching up to 94.9% of the EBITDA target to a maximum incentive of 200% of the EBITDA target incentive opportunity for reaching over 135% of the EBITDA target. The other component of the incentive opportunity was based on the individual’s performance and comprised 30% of the incentive opportunity. If the executive officer’s performance did not meet expectations, the executive officer would not be entitled to any payout for the individual component of the incentive opportunity. If the executive officer met expectations in whole or in part, the executive officer would be entitled to up to 100% of the target incentive.

Based on the foregoing criteria, the Board reviewed the performance of the Company and individual performance objectives of the other Named Executive Officers (other than Mr. Hamburg) who were serving on December 31, 2007 and determined that no cash incentive awards would be paid to Named Executive Officers with respect to the year ended December 31, 2007. Mr. Hamburg, as interim Chief Executive Officer, did not receive a cash incentive award with respect to his service to the Company during 2007.

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

The Board may approve additional awards under other circumstances, such as the promotion of a person to a higher position or in recognition of special contributions made by the executive officer. During 2007, none of the Named Executive Officers received any restricted shares. No stock options were granted to any Named Executive Officers in 2007, other than an option to purchase 50,000 shares granted to Mr. Douglas. However, as discussed below, certain Named Executive Officers received replacement options in 2007.

Compensation of Mr. Reed; Severance Payments. Mr. Reed, our Chief Executive Officer through August 20, 2007, was compensated pursuant to the same compensation programs as our other Named Executive Officers, as fully described above. Although Mr. Reed’s base salary was $500,000, he received only $375,002 in salary due to his departure prior to the end of the year. Mr. Reed did not receive cash incentive compensation, restricted stock or stock options. He received other compensation in the total amount of $21,876, consisting primarily of travel cost reimbursement and the Company’s matching contribution to his 401(k) plan account.

Mr. Reed’s Employment Agreement provided for a severance payment equal to annual base salary for a period of three years, a pro-rated bonus amount equal to three times the lesser of 60% of base salary on date of termination or the annual bonus paid to him in the immediately preceding year, and a continuation of health insurance benefits for a period of 36 months after termination.

Upon Mr. Reed’s departure, the Company determined that Mr. Reed was entitled to receive severance in the total amount of $2,370,009 pursuant to the terms of his Employment Agreement, consisting of $1,500,000 (salary for a period of three years) and a $870,009 pro-rated bonus. Of this amount, $115,385 had been paid to Mr. Reed as of December 31, 2007, and $2,254,624 was accrued but unpaid. In addition, the Company will continue the health insurance benefits of Mr. Reed for a period of 36 months.

Retirement Plan. All employees of the Company are eligible to participate in the Company’s 401(k) plan, and can contribute up to 50% of their base salary (subject to statutory limitations). The Company has the discretion to match up to 33.3% of the first six percent of eligible employee contributions to our 401(k) plan. The matching contributions are made in cash and vest over a three-year period. In 2007, the Company contributed the following amounts on behalf of the Company’s Named Executive Officers: Mr. Reed, Chief Executive Officer (through August 20, 2007) — $2,115; Mr. Douglas, Executive Vice President and Chief Financial Officer — $0; Ms. Force, Executive Vice President and General Counsel — $2,386; Mr. Thompson, Regional Senior Vice President of Operations — $5,166; and Mr. Asay, Regional Senior Vice President of Operations — $4,924. Mr. Hamburg, who became the interim Chief Executive Officer of the Company on August 20, 2007 was not an employee of the Company and was not eligible to participate in the Company’s 401(k) plan.

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

The Company has Employment Agreements in place with each of our Named Executive Officers who continued to serve as of December 31, 2007, other than Mr. Hamburg. In general, these agreements provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If the executive officer’s employment is terminated by the Company “without cause” or by the executive officer for “good reason” (each as defined in the executive officer’s employment agreement), the executive officer is entitled to receive: (1) all accrued benefits, (2) a severance payment equal to a continuation of his or her annual base salary for a period of nine months to three years, (3) in some cases a pro-rated bonus amount; and (4) in some cases payment of health insurance benefits for 18 months to three years following the date of termination. If certain of the executive officers are terminated as a result of death or disability, the executive officer is entitled to receive accrued salary, unpaid bonus and a bonus (pro-rated through the termination date) and other benefits required by applicable law or our employee benefit plans. In addition, certain executives are entitled to an additional six to nine months salary upon death or disability. Mr. Hamburg was not afforded severance benefits under his compensation arrangement with the Company, because it was the understanding of Mr. Hamburg and the Company that he would serve only in an interim capacity as the Company’s Chief Executive Officer. The severance payment provisions for the other Named Executive Officers are described in the table below.

Name	Title	Severance Payment Equal to Annual Base Salary for this Period	Pro-Rated Bonus Amount Upon Termination Without Cause or by NEO for Good Reason
Phillip B. Douglas	Executive Vice President and Chief Financial Officer	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year
Jill L. Force[1]	Executive Vice President and General Counsel Through 1/22/08	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year
Leroy F. Thompson, Jr.	Regional Senior Vice President of Operations	1 year	None
Grant B. Asay	Regional Senior Vice President of Operations	9 months	None

[1]

Ms. Force ceased to serve as Executive Vice President and General Counsel on January 22, 2008. Pursuant to her Employment Agreement, Ms. Force will receive total severance equal to $405,007, consisting of salary for a period of 18 months. The Company will also continue health insurance benefits for Ms. Force for a period of 18 months. In addition, Ms. Force received $50,000 upon the repurchase by the Company of 20,000 shares of stock on March 5, 2008.

The following table provides the amount of potential cash severance payable and the estimated value of continuing insurance benefits to each of the Named Executive Officers who were serving in that capacity at December 31, 2007, based on the assumption that the Named Executive Officer’s employment terminated on December 31, 2007, under circumstances that entitled the Named Executive Officer to the maximum potential severance payment immediately thereafter. The table also includes the value of accelerated vesting of options and restricted stock if severance rights are triggered pursuant to a change of control event. The table excludes Ms. Force because the amount of her severance has been determined, as discussed above, and she no longer serves as Executive Vice President and General Counsel of the Company. The table also excludes Mr. Hamburg, who had no severance benefits as interim Chief Executive Officer.

Name	Title	Amount of Potential Severance Benefits	Estimated Value of Insurance Benefits	Acceleration of Stock Options and Restricted Stock[1]
Phillip B. Douglas	Executive Vice President and Chief Financial Officer	$424,944	$21,006	—
Leroy F. Thompson, Jr.	Regional Senior Vice President of Operations	218,358	—	—
Grant B. Asay	Regional Senior Vice President of Operations	160,648	—	—

[1]

As of December 31, 2007, the stock option exercise price of $2.50 per share exceeded the per share fair value of the underlying common stock. Accordingly, no amounts are shown in this column attributable to the acceleration of stock options as of December 31, 2007. These Named Executive Officers held no restricted stock as of December 31, 2007.

Non-Competition, Non-Solicitation and Confidentiality. Mr. Reed, who served as our Chief Executive Officer until August 20, 2007, is subject to certain non-competition, non-solicitation and confidentiality restrictions for a period of three years following the termination of his employment with the Company. Mr. Hamburg was subject to confidentiality restrictions as the interim Chief Executive Officer. Each of the other Named Executive Officers is also subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of one year to 18 months following the termination of employment with the Company.

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

Named Executive Officer Salaries for 2008. The Board’s compensation philosophy and compensation program for executive officers for 2008 remain consistent with those in effect for 2007. The Board granted nominal salary increases to the Named Executive Officers for 2008.

Compensation for New Chief Executive Officer. On January 14, 2008, the Board appointed Wayne McAlister as the Company’s President and Chief Executive Officer, and Mr. Hamburg ceased to serve as interim Chief Executive Officer. On that date, the Company and its parent company, LCI Holding Company, Inc., entered into an employment agreement with Mr. McAlister. The employment agreement provides for an initial term of two years, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Pursuant to the employment agreement, Mr. McAlister is entitled to receive an annual base salary of $500,000 and is eligible for an annual bonus based on achievement of performance objectives established by the Board. The target amount of the annual bonus is 60% of his base salary and the maximum amount of the annual bonus is 100% of his base salary. The Company also granted Mr. McAlister an option to purchase 1,000,000 shares of the Company’s common stock for $2.50 per share. All options granted by the Company, including Mr. McAlister’s option, have been granted with an exercise price not less than fair value at date of grant. The employment agreement also specifies that he will receive a restricted stock award of up to 400,000 shares, if certain 2008 EBITDA levels are attained. In addition, the employment agreement provides that Mr. McAlister may earn an additional one-time bonus in connection with a change of control transaction. If Mr. McAlister is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary and bonus for two years, with the amount of the annual bonus equal to the lesser of 60% of Mr. McAlister’s base salary in effect on the date of termination or the annual bonus paid to him in the immediately preceding fiscal year. Under the employment agreement, Mr. McAlister is also subject to non-competition, non-solicitation and certain confidentiality provisions for a period of two years following the termination of this employment.

Performance-Based Cash Incentive Awards – Targets for 2008. As previously discussed, in addition to base salary, performance-based cash incentives are provided to our Named Executive Officers based on the extent to which performance targets are met. The Board has established target cash incentive opportunities for 2008. 75% of our Named Executive Officers’ incentive opportunity will be based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity paid in the discretion of the Board of Directors.

For 2008, the base target incentive opportunity will be equal to 60% of base salary for our Chief Executive Officer and Chief Financial Officer and 35% of base salary for the other Named Executive Officers. No amounts will be paid unless target EBITDA is achieved. The plan also provides for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer and Chief Financial Officer are eligible to receive a maximum performance-based cash incentive of 100% of base salary while the other Named Executive Officers may receive a maximum performance-based cash incentive of 70% of base salary. The incremental performance-based cash incentive is earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Summary Compensation Table

for the Year Ended December 31, 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)(4)(5)	Total ($)
W. Earl Reed, III Chairman of the Board and CEO (8/11/05 to 8/20/07)	2007	375,002	—	143,901	86,438	—	—	2,391,885	2,997,226
	2006	450,008	290,003	143,901	88,161	—	—	36,574	1,008,647
William Hamburg Interim Chief Executive Officer (beginning 8/20/07)	2007	96,750	—	—	—	—	—	22,984	119,734
Phillip B. Douglas Executive Vice President and Chief Financial Officer (since 2/01/06)	2007	282,661	—	—	103,518	—	—	34,202	420,381
	2006	248,592	160,193	—	94,892	—	—	32,587	536,264
Jill L. Force Executive Vice President and General Counsel (through 1/22/08)	2007	269,235	—	71,843	59,690	—	—	24,371	425,139
	2006	259,232	167,554	71,843	42,259	—	—	34,832	575,720

Leroy F. Thompson, Jr., Regional Senior Vice President of Operations	2007	217,869	—	—	18,304	—	—	12,169	248,342
	2006	211,368	66,000	—	13,224	—	—	10,847	301,439
Grant B. Asay Regional Senior Vice President of Operations	2007	213,875	—	—	15,926	—	—	66,844	296,645
	2006	109,038	98,065	—	5,972	—	—	12,470	225,545

[1]

Bonuses shown for 2007 relate to amounts earned during the year ended December 31, 2007 that will be paid during the year ended December 31, 2008. Bonuses shown for 2006 related to amounts earned during the year ended December 31, 2006 that were paid during the year ended December 31, 2007.

[2]	Amounts relate to the vesting of a portion of restricted stock held by the employee based on the fair value of the shares at the date of grant.

[3]

This column represents the expense recorded by the Company for option awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”). See note 3 of the consolidated financial statements regarding assumptions underlying the valuation of equity awards pursuant to SFAS 123R. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that may be recognized by the Named Executive Officer. The actual value, if any, the Named Executive Officer may realize upon exercise of the options will depend on the excess of the stock price over the exercise price on the date the options are exercised.

[4]

For 2007, All Other Compensation for Mr. Reed, Mr. Douglas and Ms. Force includes travel cost reimbursement and related income taxes of $19,761, $34,202 and $21,985, respectively, along with the Company’s 401(k) matching contribution as previously discussed. For 2007, All Other Compensation for Mr. Asay includes compensation for relocation expenditures and related income taxes of $61,920, along with the Company’s 401(k) matching contribution. For 2006, All Other Compensation for Mr. Reed, Mr. Douglas and Ms. Force includes travel cost reimbursement and related income taxes of $34,498, $30,463 and $28,718, respectively, along with the Company’s 401(k) matching contribution. All Other Compensation for Mr. Hamburg for 2007 consisted of travel cost reimbursement of $22,984.

[5]	Mr. Reed’s All Other Compensation includes $2,254,624 of accrued severance that will be paid over a three-year period and $115,385 of severance paid in 2007.

Grants of Plan-Based Awards. During 2007, no new options were granted to our Named Executive Officers, other than an option to purchase 50,000 shares granted to Mr. Douglas. As further described under “Management Incentive Plan” below, on December 11, 2007, the Company cancelled and regranted all outstanding stock options, including the option granted to Mr. Douglas earlier in 2007. The exercise price of the outstanding options was lowered from $6.00 per share to $2.50 per share, but no other changes were made to the terms and conditions of these options. Each option has a term of 10 years and vests in four equal annual installments commencing on the first anniversary of the date of grant. The original options were designed to facilitate our efforts to retain our executive officers as well as provide incentive to maximize their performance on our behalf. The Board approved the cancellation of the original options and issuance of the replacement options primarily as a result of the ongoing adverse impact of the closing of our New Orleans facilities following Hurricane Katrina and the continuing revenue pressures in our regulatory environment. Because our executive officers had little control over these events, the Board felt it was appropriate to issue the replacement options.

The following table sets forth certain information with respect to the replacement options granted during the year ended December 31, 2007 to each of our Named Executive Officers. Neither Mr. Hamburg nor Mr. Reed received any replacement options in 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	(1) Grant Date Fair Value of Option Award($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Phillip B. Douglas	12/11/07	—	—	—	—	—	—	—	180,000	2.50	—
Jill L. Force	12/11/07	—	—	—	—	—	—	—	125,000	2.50	—
Leroy F. Thompson, Jr.	12/11/07	—	—	—	—	—	—	—	39,000	2.50	—
Grant B. Asay	12/11/07	—	—	—	—	—	—	—	20,000	2.50	—

1.	This column shows the full grant date fair value of options that were granted in 2007, including previously outstanding grants that were canceled and reissued on December 11, 2007 as previously discussed. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the vesting schedule underlying the options in accordance with SFAS 123R. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model. For additional information on the valuation assumptions, refer to note 3 of the consolidated financial statements. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the Name Executive Officers. The actual value, if any, that a Named Executive Officer may realize upon exercise of the options will depend on the excess of the stock price over the exercise price on the date the options are exercised.

Agreements with Named Executive Officers. Until August 20, 2007, Mr. Reed was employed as Chairman and Chief Executive Officer pursuant to a written employment agreement with an initial term ending on August 11, 2006. Pursuant to the employment agreement, Mr. Reed was entitled to receive an annual salary and was eligible for an annual bonus based on achievement of performance objectives established by our board of directors. Upon termination of Mr. Reed’s employment in 2007, he became entitled to severance payments as described in the notes to the Summary Compensation Table. Mr. Reed is subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of three years following the termination of his employment with the Company.

Each of the other Named Executive Officers (other than Mr. Hamburg, who served as interim Chief Executive Officer) is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and an annual formula bonus based on achievement of company performance objectives and a discretionary bonus. If the employment of any of the other Named Executive Officers is terminated other than for cause or, in certain cases, if the officer resigns voluntarily for good reason, the officer is entitled to continue to receive his or her salary for nine months to 18 months based upon the terms of his or her individual employment agreement plus any earned but unpaid bonus. The other Named Executive Officers are also subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of one year to 18 months following the termination of their employment with the Company.

Management Incentive Plan. On November 4, 2005, our parent company’s board of directors and shareholders ratified the 2005 Equity Incentive Plan (“Plan”) that covers 2,860,000 shares of the our parent company’s common stock, and accordingly, our parent company has reserved a like number of shares out of its authorized, but unissued shares of common stock for issuance under the Plan. Through December 31, 2007, the Board had approved the issuance of 160,000 restricted stock awards and 1,522,000 stock options to certain of our employees. The restricted stock awards will become fully vested on August 12, 2008. All stock option granted prior to August 11, 2006 pursuant to the plan were granted with an exercise price of $10 per share and had 10-year terms. Stock option grants on and after August 11, 2006, have been granted with an exercise price of $6 per share and have 10-year terms. On August 10, 2006, the Company cancelled and regranted the options granted prior to August 10, 2006. The exercise price of these options was lowered from $10 per share to $6 per share. No other changes were made to the terms and conditions of these options. On December 11, 2007, the Company cancelled and regranted all outstanding stock options. The exercise price of these options was lowered from $6.00 per share to $2.50 per share, but no other changes were made to the terms and conditions of these options.

Outstanding Equity Awards at Fiscal Year-End. The following table includes certain information with respect to the value of all unexercised options previously awarded and the vesting of previously awarded restricted stock to the Named Executive Officers at December 31, 2007. Mr. Reed is not included in the chart because all options and unvested stock awards held by him were forfeited when he ceased to serve as the Chief Executive Officer or they expired prior to December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	Number of Shares or Units of Stock that Had Not Vested (#)	Market Value of Shares or Units of Stock that Had Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Had not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Had Not Vested ($)
Phillip B. Douglas	— 32,500	50,000 97,500	— —	2.50 2.50	12/11/17 8/11/16	2007 2006	— —	— —	— —	— —
Jill L. Force	12,500 37,500	37,500 37,500	— —	2.50 2.50	8/11/16 8/11/15	2006 2005	— 10,000	— —	— —	— —
Leroy F. Thompson, Jr.	3,750 12,000	11,250 12,000	— —	2.50 2.50	8/11/16 8/11/15	2006 2005	— —	— —	— —	— —
Grant B. Asay	5,000	15,000	—	2.50	8/11/16	2006	—	—	—	—

[1]

The $0 per share fair value used herein is based upon an independent valuation of the Company as of December 31, 2007 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 7 to our consolidated financial statements.

Mr. Hamburg did not receive any options during his tenure as the interim Chief Executive Officer of the Company.

Option Exercises and Stock Vested. The following table includes certain information with respect to restricted stock held by the Named Executive Officers that vested during the year ended December 31, 2007. No options were exercised by the Named Executive Officers in 2007. Mr. Hamburg did not receive or exercise any options or restricted stock.

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[1]
W. Earl Reed, III	—	—	20,000	—
Phillip B. Douglas	—	—	—	—
Jill L. Force	—	—	10,000	—
Leroy F. Thompson, Jr.	—	—	—	—
Grant B. Asay	—	—	—	—

[1]	Based on an estimated fair value per share of the Company’s common stock as of August 11, 2007.

Director Compensation

Other than Mr. Johnston and Mr. Hamburg, the members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. Mr. Johnston and Mr. Hamburg receive annual compensation of $60,000 annually for their services as a director of our company. The Director fee is paid in the form of cash or shares of the Company’s common stock at the discretion of the director. Beginning on January 1, 2008, each director may elect to have his Director fee deferred pursuant to the Director Deferred Compensation Plan.

The following table includes compensation awarded to the Directors of the Company during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation on Earnings	All Other Compensation ($)	Total ($)
Carl F. Pollard (1)	38,301	—	—	—	—	—	38,301
Wayne T. Smith (1)	38,301	—	—	—	—	—	38,301
William Hamburg (3)	—	—	—	—	—	—	—
Karen Bechtel (2)	—	—	—	—	—	—	—
W. Robert Dahl	—	—	—	—	—	—	—
William H. McMullan, Jr. (2)	—	—	—	—	—	—	—
Stephen H. Wise (2)	—	—	—	—	—	—	—
William P. Johnston (1)	21,205	—	—	—	—	—	21,205

1.	Mr. Pollard, Mr. Smith and Mr. Johnston received cash, which was paid in accordance with the Equity Incentive Plan, for services provided during the year ended December 31, 2007.
2.	Ms. Bechtel, Mr. McMullan, and Mr. Wise were all employed by The Carlyle Group, our principal stockholder, during the year ended December 31, 2007, and did not receive separate compensation for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.
3.	Mr. Hamburg did not receive additional compensation while serving as interim Chief Executive Officer, but will receive director compensation in 2008.

Board Report Concerning Compensation Discussion & Analysis

Although we do not have a compensation committee, the Board of Directors has reviewed and discussed the foregoing Compensation Discussion & Analysis with management and approved its inclusion in this Annual Report on Form 10-K.

Members of the Board of Directors:

Karen H. Bechtel	William H. McMullan, Jr.
G. Wayne McAlister	William P. Johnston
William Hamburg	Stephen H. Wise

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 28, 2008, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other named executive officers set forth below (who was serving as a Named Executive Officer during the year ended December 31, 2007, or at this date), (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock. Mr. Burklow, our former Chief Operating Officer, also owned 10,000 shares of our parent’s capital stock as of March 28, 2008.

A stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events and the shares are also subject to a registration rights agreement. See “Certain Relationships and Related Transactions.”

Except as described in the agreements mentioned above each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o LifeCare Holdings, Inc., 5560 Tennyson Parkway, Plano, Texas 75024.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Carlyle Partners, IV, L.P. (1)	17,020,000	98.4

Name of Management Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
G. Wayne McAlister	—	—
W. Earl Reed, III	110,000	*
Phillip B. Douglas	—	—
Carl F. Pollard (2)	1,667	—
Jill L. Force	30,000	*
Wayne T. Smith (3)	63,750	*
Karen H. Bechtel (4)	17,020,000	98.8
William Hamburg (5)	—	—
William H. McMullan Jr. (6)	—	—
William P. Johnston (7)	—	—
Stephen H. Wise (8)	—	—
All directors and named executive officers as a group (9)	17,225,417	99.9

*	Less than 1%.
(1)

Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. The principal executive offices for Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. is 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.

(2)	The principal address for Carl F. Pollard is 10496 West Highway 42, Goshen, KY 40026. See the discussion of director compensation in Item 11.
(3)	The principal address for Wayne T. Smith is 400 Meridian Blvd., Franklin, TN 37067. See the discussion of director compensation in Item 11.
(4)

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

(5)	The address for Mr. Hamburg is 12 Breckenridge, Nashville, TN 37215.
(6)	Mr. McMullan is a Senior Associate of The Carlyle Group. The business address for Mr. McMullan is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(7)	The principal address for William P. Johnston 3100 West End Avenue, Suite 875, Nashville, TN 37203. See the discussion of director compensation in Item 11.
(8)	Mr. Wise is a Principal of The Carlyle Group. The business address for Mr. Wise is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(9)	Includes shares held by Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P.

ITEM 13.	Certain Relationships and Related Transactions

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

Stockholder’s Agreement and Registration Rights Agreement

Simultaneously with the closing of the Transactions, we and our stockholders entered into a stockholders agreement. The stockholders agreement includes terms relating to the election of our directors, restrictions on the issuance or transfer of shares, including the right of a minority stockholder to sell shares in a sale transaction entered into by a majority stockholder, commonly known as a tag-along right, the right of a majority stockholder to force a minority stockholder to sell shares upon the sale of a majority owner’s interest, at the same price and on the same terms and conditions as the majority owner, commonly known as a drag-along right, other special corporate governance provisions (including the right to approve various corporate actions) and customary expense reimbursement provisions. We, our guarantor subsidiaries pursuant to our indenture, and the initial purchasers of our 9  1/4 % senior subordinated notes have also entered into a registration rights agreement.

On April 14, 2006, we filed a Form S-4 registration statement with the SEC as required by the Registration Rights Agreement. This filing was declared effective by the SEC on May 12, 2006. We completed the exchange offer for all outstanding Notes as of June 21, 2006, which satisfied the requirements of the Registration Rights Agreement.

ITEM 14.	Principal Accounting Fees and Services

During fiscal 2007 and 2006, we incurred the following fees for services performed by KPMG LLP, an independent registered public accounting firm:

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$525,000	$570,000
Audit-Related Fees (2)	56,000	34,000
Tax Fees (3)	280,995	164,700

Total	$861,995	$768,700

(1)

The Audit Fees for the years ended December 31, 2007 and 2006, were for professional services rendered for the audits of the consolidated financial statements of our company, consents and assistance with reviews of documents filed with the SEC or in private placements.

(2)	The Audit Related Fees are primarily for accounting consultations and audits of our company’s 401k plan.
(3)	Tax Fees for the years ended December 31, 2007 and 2006 were for services related to tax compliance, tax planning, and tax advice on mergers and acquisitions and employee benefits.

We became a public filer on May 12, 2006. The audit committee was not required to approve those services that KPMG LLP was engaged to perform in 2006 prior to May 12, 2006.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifeCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, the periods August 11, 2005 through December 31, 2005 (Successor), and January 1, 2005 through August 10, 2005 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, the periods August 11, 2005 through December 31, 2005 (Successor) and January 1, 2005 through August 10, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for share based payments in 2006.

/s/ KPMG LLP
Dallas, Texas
March 28, 2008

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$17,816	$33,250
Patient accounts receivable, net of allowance for doubtful accounts of $19,394 and $16,392, respectively	66,911	67,464
Income taxes receivable	2,025	6,418
Deferred income taxes	—	9,604
Other current assets	13,597	8,058

Total current assets	100,349	124,794
Property and equipment, net	83,317	78,418
Other assets, net	15,675	14,461
Other identifiable intangibles, net	18,445	19,586
Goodwill	263,970	299,159

Total assets	$481,756	$536,418

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$2,550	$3,188
Current installments of obligations under capital leases	1,604	3,925
Estimated third party payor settlements	5,744	8,308
Accounts payable	23,438	26,905
Accrued payroll	6,351	6,243
Accrued vacation	3,489	3,475
Accrued insurance	1,087	1,318
Accrued interest	5,181	5,295
Accrued other	2,739	2,110

Total current liabilities	52,183	60,767
Long-term debt, excluding current installments	393,713	396,262
Obligations under capital leases, excluding current installments	741	1,909
Lease financing obligation	16,590	—
Accrued insurance	4,714	5,902
Deferred income taxes	5,500	13,599
Other noncurrent liabilities	8,082	7,481

Total liabilities	481,523	485,920

Commitments and contingencies

Stockholders’ equity:
Common stock $0.01 par value, 100 shares authorized, issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	171,677	161,160
Accumulated Deficit	(171,444)	(110,662)

Total stockholders’ equity	233	50,498

	$481,756	$536,418

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Successor			Predecessor
	2007	2006	Period from August 11, through December 31, 2005	Period from January 1, through August 10, 2005
Net patient service revenue	$322 215	$325,882	$124,468	$221,802

Salaries, wages and benefits	156,125	145,340	56,471	93,853
Stock compensation associated with merger	—	—	—	54,530
Supplies	33,460	32,144	12,390	20,020
Rent	21,644	18,080	6,594	11,192
Other operating expenses	80,257	77,206	27,624	51,756
Provision for doubtful accounts	4,740	7,673	5,590	3,644
Depreciation and amortization	11,254	11,856	5,938	3,533
Goodwill impairment charge	38,834	43,600	68,000	—
Identifiable intangible and long-lived asset impairment charges	—	—	6,206	—
Business interruption insurance proceeds	—	(5,333)	(7,000)	—
Gain on early extinguishment of debt	—	(1,329)	—	—
Loss on disposal of asset	—	945	—	—
Interest expense, net	35,911	32,819	13,799	1,601

Total expenses	382,225	363,001	195,612	240,129

Operating loss	(60,010)	(37,119)	(71,144)	(18,327)
Equity in loss of joint venture	(695)	—	—	—

Loss before income taxes	(60,705)	(37,119)	(71,144)	(18,327)
Provision for (benefit from) income taxes	77	3,707	(1,308)	(5,462)

Net loss	$(60,782)	$(40,826)	$(69,836)	$(12,865)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained earnings	Treasury Stock	Receivables from Common Stockholders	Total Stockholders’ Equity
Predecessor:
Balance, December 31, 2004	$634	$—	$39,254	$(6,238)	$(103)	$33,547
Net loss	—	—	(12,865)	—	—	(12,865)
Preferred stock dividend accrued	—	—	(973)	—	—	(973)

Balance, August 10, 2005	$634	$—	$25,416	$(6,238)	$(103)	$19,709

	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Receivables from Common Stockholders	Total Stockholders’ Equity
Successor:
Capitalization of Successor company at August 11, 2005	$—	$130,900	$—	$—	$—	$130,900
Restricted stock awards granted	—	28	—	—	—	28
Settlement of purchase escrow	—	5,000	—	—	—	5,000
Net loss	—	—	(69,836)	—	—	(69,836)

Balance, December 31, 2005	—	135,928	(69,836)	—	—	66,092
Equity compensation amortization	—	632	—	—	—	632
Settlement of purchase escrow	—	24,600	—	—	—	24,600
Net loss	—	—	(40,826)	—	—	(40,826)

Balance, December 31, 2006	—	161,160	(110,662)	—	—	50,498
Equity compensation amortization	—	684	—	—	—	684
Settlement of purchase escrow	—	3,834	—	—	—	3,834
Additional contribution	—	5,999	—	—	—	5,999
Net loss	—	—	(60,782)	—	—	(60,782)

Balance, December 31, 2007	$—	$171,677	$(171,444)	$—	$—	$233

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
	2007	2006	Period from August 11, through December 31, 2005	Period from January 1, through August 10, 2005
Cash flows from operating activities:
Net loss	$(60,782)	$(40,826)	$(69,836)	$(12,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,893	13,102	6,601	3,785
Provision for doubtful accounts	4,740	7,673	5,590	3,644
Impairment charges	38,834	43,600	74,206	—
Gain on early extinguishment of debt	—	(1,329)	—	—
Loss on the disposition of assets	—	945	—	—
Accrued interest on shares subject to redemption	—	—	—	733
Equity in loss of joint venture	695	—	—	—
Deferred income tax expense (benefit)	1,695	(2,524)	16,969	(23,149)
Equity compensation amortization	684	632	—	—
Changes in operating assets and liabilities:
Patient accounts receivable	(4,187)	(11,854)	(4,022)	(16,033)
Other current assets	4,006	15,150	(23,818)	(134)
Other assets	77	(1,209)	(72)	(775)
Estimated third-party payor settlements	(2,564)	16,574	6,152	(596)
Accounts payable and accrued expenses	(5,353)	5,962	6,376	63,739
Other noncurrent liabilities	(589)	3,777	(933)	2,038

Net cash provided by (used in) operating activities	(9,851)	49,673	17,213	20,387

Cash used in investing activities:
Merger transaction, net of cash acquired	—	—	(518,642)	—
Purchases of property and equipment	(47,480)	(28,235)	(940)	(2,915)
Sale-leaseback proceeds	31,104	—	—	—
Insurance recoveries for property and equipment	—	788	—	—

Net cash used in investing activities	(16,376)	(27,447)	(519,582)	(2,915)

Cash flows from financing activities:
Equity investments by Holdco	—	—	132,698	—
Restricted stock awards granted	—	—	28	—
Proceeds from credit facility	—	—	255,000	—
Proceeds from senior subordinated notes	—	—	150,000	—
Deferred financing costs	(3,142)	—	(12,613)	—
Lease financing obligation proceeds	15,113	—	—	—
Equity contribution from parent	5,999	—	—	—
Payments of notes payable and long-term debt	(3,188)	(3,443)	(638)	(11,773)
Payments on obligations under capital leases	(3,989)	(5,376)	(2,263)	(2,587)

Net cash provided by (used in) financing activities	10,793	(8,819)	522,212	(14,360)

Net increase (decrease) in cash and cash equivalents	(15,434)	13,407	19,843	3,112
Cash and cash equivalents, beginning of period	33,250	19,843	—	6,678

Cash and cash equivalents, end of period	$17,816	$33,250	$19,843	$9,790

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$35,390	$34,092	$6,733	$941
Net income taxes paid (received)	(5,660)	(5,080)	1,434	13,458
Noncash:
Equipment purchased through capital lease financing	499	1,053	543	5,526
Settlement of Merger related escrow	3,834	24,600	3,202	—

See Accompanying Notes to Consolidated Financial Statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data or as indicated)

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

The Company’s results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger in certain respects. The Merger and related transactions are referred to as the “Merger.”

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

The Merger agreement provided for additional purchase price consideration of $35.5 million as of December 31, 2005 that was contingent upon the resolution of certain specific issues. The remaining contingent consideration had previously been deposited in separate escrow accounts. On June 29, 2006, $24.6 million that had been placed into one of the specific escrows for general indemnification matters was made available for distribution to the prior stockholders of the Company since no general indemnification claims had been made against the escrow prior to its expiration date. This resulted in an increase in the purchase price to be allocated of $24.6 million with a corresponding increase in goodwill. During the three months ended September 30, 2007, goodwill was increased by $3.8 million due to distributions to the prior stockholders of our Company from the escrow accounts, as the result of the resolution of specific matters. At the time of both of these events, regulatory and industry trends indicated that the value of the Company had not increased. Therefore, since the increase in goodwill from the above distributions did not add value to the Company and our annual impairment review resulted in an impairment to goodwill, we recorded an impairment charge equal to the above amounts during the three months ended June 30, 2006 and September 30, 2007, respectively.

The original amount deposited into the contingent escrow accounts was $40.5 million. Through December 31, 2007, $37.3 million of the original amount had been settled and disbursed. It is anticipated that the remaining contingent issues will be resolved during 2008.

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

$535,900

Unaudited pro forma statements of operations for the year ended December 31, 2005, as if the Merger had occurred as of January 1, 2005, is as follows:

For the Year Ended December 31,
2005
Net revenue	$346,270
Income (loss) before income taxes	(49,076)
Net income (loss)	(58,047)

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

In connection with the Merger, the Company entered into an agreement with The Carlyle Group to pay a $500 annual advisory fee. During the years ended December 31, 2007 and 2006, and period from August 11, 2005 through December 31, 2005 the Company recorded expense of $500, $500 and $193, respectively, related to this agreement.

(3) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of LifeCare Holdings, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Nature of Business

We develop and operate hospitals specializing in the treatment of critically ill or injured patients whose average length of stay exceeds 25 days. We operate these hospitals as freestanding facilities or as hospitals within hospitals (HIH), whereby space is leased from existing unrelated acute-care hospitals and separately licensed as one of our hospitals.

(c) Use of Estimates

The preparation of the financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities at date of purchase of three months or less.

(e) Accounts Receivable

Accounts receivable consist primarily of amounts due from the Medicare program, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collectible.

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions.

(f) Inventories

Inventories, which consist principally of medical and pharmaceutical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(g) Estimated Third-Party Payor Settlements

Estimated third-party payor settlements represent the difference between amounts received under interim payment plans from governmental payors, primarily Medicare, for services rendered and the estimated amounts to be reimbursed by those payors upon settlement of cost reports.

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

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The annual evaluation was performed for the years ending December 31, 2007, 2006, and 2005. For the years ended December 31, 2007 and 2006 and the period from August 11, 2005 through December 31, 2005 we recognized impairment losses as more fully described in note 4.

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(j) Other assets

Other assets are comprised primarily of deferred financing cost incurred in connection with the Merger. We account for deferred financing costs utilizing the effective interest method.

(k) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. See discussion of impairment charges at note 4.

(l) Insurance Risks

We are liable for a portion of our losses under a number of our insurance programs, which primarily include general and professional liability risk and our employee health insurance programs. Provisions for loss for these programs are substantially based upon independent actuarially determined estimates. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

(m) Revenue Recognition

Net patient service revenue is recognized as services are rendered. Patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross patient revenues to arrive at net patient service revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. Since 2003, we have been, in general, reimbursed by the Medicare program pursuant to a prospective payment system (“PPS”) methodology. Payments received by us under PPS are subject to review by the regulatory authorities. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

Prior to 2003, the reimbursements received by us pursuant the Medicare program were primarily based on a cost-based reimbursement methodology. We submitted annual cost reports to the Medicare program that were the bases for determining the reimbursements received and reported by us in our financial statements for services provided to program beneficiaries. These annual cost reports are subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is at least a reasonable possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenue in the years ended December 31, 2007 and 2006, the periods August 11, 2005 through December 31, 2005, and January 1, 2005 through August 10, 2005 included (decreases)/increases of $(1,190), ($4,285), ($21), and $3,243, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is provided to the extent it is not considered more likely than not that such assets will be realized.

(o) Stock Compensation

All stock options related to the Predecessor stock incentive plans were redeemed and canceled in connection with the Merger. The Predecessor Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For fixed awards with pro rata vesting, we recognized the related expense on the straight-line basis.

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, we accounted for our equity compensation using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation). We had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies as defined under that standard. We continued to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares were modified.

On August 10, 2006, we modified the exercise price of the options granted prior to the adoption of FAS 123(R). The exercise price of these options was lowered from $10 per share to $6 per share. No other changes were made to the terms and conditions of these options. As a result of this modification through the cancellation and regrant of the options previously granted, the shares issued prior to the adoption of FAS 123(R) are now accounted for under FAS 123(R) instead of APB Opinion No. 25. On December 11, 2007, we further modified the exercise price of all outstanding options. The exercise price of the options was lowered from $6 per share to $2.50 per share. No other changes were made to the terms and conditions of these options.

Pursuant to FAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted and the resulting fair value of awards modified during the year ended December 31, 2007 was $0 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.32%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations as segregated between our senior officers and other grantees. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 185,000 options granted during the year ended December 31, 2007 (see note 13). The weighted average fair value of options granted and the resulting fair value of awards modified during the years ended December 31, 2006, the period from August 11, 2005 through December 31, 2005 and the period from January 1, 2005 through August 10, 2005, was $3.07, $2.23, and $18.37, respectively.

The options granted during the period January 1, 2005 through August 10, 2005 were issued at an exercise price less than the value of the underlying shares resulting in compensation expense of $213. In addition, compensation expense of $54,530 was recorded by Predecessor on August 10, 2005 as a result of all outstanding options being redeemed for cash in connection with the Merger.

The options granted during 2003 were issued at an exercise price less than the value of the underlying shares. As a result, compensation expense of $158 and $367 was recorded in the period January 1, 2005 through August 10, 2005, respectively, related to these options. The options granted in 2004 were issued at an exercise price that equaled the value of the underlying shares as of the grant date; therefore, no compensation expense was recorded pursuant to these options.

On November 4, 2005, 160,000 shares of restricted stock awards were granted. The grant-date per share fair value of these awards was $5.05.

(p) Financial Instruments and Hedging

We entered into an interest rate swap agreement to manage interest rate risk on a portion of our long-term borrowings on November 9, 2005. Prior to this date, we did not have any interest rate swap arrangements. We account for our interest rate swap arrangement at fair value pursuant to SFAS No. 133. Changes in the fair value of the swap arrangement are reported as a component of interest expense.

(q) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (Statement 157) which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. We are required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. We are currently evaluating the impact of adopting Statement 157 on our results of operations and financial position.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are in the process of determining the effect, if any, of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company has not determined the impact that SFAS 141R will have on its financial position, results of operations or liquidity; however, the Company’s accounting for all business combinations after January 1, 2009 will comply with SFAS 141R.

(r) Reclassifications

Certain reclassifications have been made to the consolidated financial statements for years prior to 2007 to conform to the presentation of the 2007 consolidated financial statements.

(4) Impairment Charges and Business Interruption Insurance

Due to the impact of Hurricane Katrina on our New Orleans operations, we recorded impairment charges during 2005 of $68.0 million related to goodwill, $5.0 million related to identifiable intangible assets, which includes $3.1 million for non-compete agreements, $1.7 million for tradenames, $0.2 million for accreditations, and $2.1 million, less $0.9 million of insurance proceeds, for the write-down of long-lived assets, including leasehold improvements and furniture and equipment. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges. We will be unable to continue operations in the New Orleans facilities previously operated.

We recorded $4.5 million of business interruption recoveries and $0.8 million of asset loss recoveries during the year ended December 31, 2006, related to the loss of our New Orleans operations during 2005. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina losses.

(5) Redeemable Preferred Stock

The Predecessor had Class A convertible redeemable preferred stock (“Class A shares”) and Class B redeemable preferred stock (“Class B shares”), both with a par value of $0.10 per share.

All shares of preferred stock carried a 9% annual cumulative dividend. Such dividend accrued annually, but payment of the dividend was at the discretion of the board of directors. There was no declaration or payment of dividends related to these preferred stock shares prior to the Merger transaction. We were required to redeem all outstanding preferred shares no later than March 12, 2006. The stated redemption value of the preferred shares was $1,000 per share, plus all cumulative dividends thereon. Upon the effective date of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which for us was July 1, 2003, the redeemable preferred stock was accounted for as a liability with accrued dividends reflected as interest expense.

The Class A shares were convertible into common stock of LifeCare Holdings Inc., at the investors’ option at any time prior to redemption.

The Class B shares were redeemable after March 12, 2005 at the request of the holders. Of the 10,500 authorized shares, 10,080 were issued and outstanding with a liquidation value of $10,080 plus $6,147 of cumulative dividends at August 10, 2005. Interest expense associated with the Class B shares totaled $733 for the period from January 1, 2005 through August 10, 2005.

Through June 30, 2003 for the Class B shares and for all periods for the Class A shares, we recorded the cumulative dividends as they accrued as additional carrying value in the redeemable preferred stock with a corresponding reduction in retained earnings. The aggregate amount of arrearages in cumulative preferred dividends at August 10, 2005 was $16,189.

In connection with the Merger, the holders of the Class A shares exercised the conversion feature and converted their preferred shares into 2,548,476 shares of common stock. In addition, the holders of the Class A shares received $10,042 in accumulated dividends. The Class B shares were redeemed at their redemption value of $10,080 plus accumulated dividends of $6,147.

(6) Property and Equipment

Property and equipment at December 31, 2007 and 2006 is as follows:

	Useful Life	2007	2006
Land		$4,134	$8,808
Buildings	20-35 years	46,579	40,321
Leasehold improvements	5-10 years	9,395	10,162
Furniture and equipment	3-20 years	44,206	34,093

		104,314	93,384
Accumulated depreciation and amortization		(20,997)	(14,966)

Property and equipment, net		$83,317	$78,418

Depreciation expense for property and equipment for the years ended December 31, 2007 and 2006 was $10.1 million and $10.5 million, respectively, and the periods August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005, was $5.2 million and $3.5 million, respectively.

(7) Goodwill and Other Intangible Assets

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(3,171)

Indefinite-lived intangible assets:
Goodwill	$263,970
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$279,410

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(2,030)

Indefinite-lived intangible assets:
Goodwill	$299,159
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$314,599

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based primarily on an independent third-party valuation. Amortization of intangible assets for the years ended December 31, 2007 and 2006 was $1,140 and $1,345, respectively, and periods August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005 was $685 and $29, respectively.

Estimated amortization expense is as follows: $1,150 annually for the years 2008 and 2009, and $700 in 2010. This amortization primarily relates to the value associated with the non-compete agreements entered into in connection with Merger. The useful lives of the non-compete agreements are approximately 5 years.

Goodwill of the Predecessor was written-off at the transaction date. The changes in the carrying amount of goodwill for the Successor Company follows:

Successor:	Total
August 11, 2005, beginning balance resulting from Merger	$383,979
Settlement of working capital escrow	3,202
Impairment charge	(68,000)
Merger bridge loan commitment fee	(1,125)
Other	(438)

Goodwill at December 31, 2005	317,618
Additional purchase price allocation	24,600
Impairment charge	(43,600)
Adjustments in fair value assigned to property and equipment	541

Goodwill at December 31, 2006	299,159
Adjustments in fair value assigned to deferred taxes	(189)
Additional purchase price allocation	3,834
Impairment charge	(38,834)

Goodwill at December 31, 2007	$263,970

See note 2 for a discussion regarding the increase in goodwill, and related impairment charge recorded during the quarter ended September 30, 2007. In the quarter ended December 31, 2007, deferred income taxes were adjusted in relation to a purchase price adjustment in the amount of $189 as a result of the federal income tax returns filed for the year ended December 31, 2006. The offset to this adjustment was a reduction to goodwill. We performed our annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2007. As a result of this analysis, we recorded a goodwill impairment charge of $35,000 during the quarter ended December 31, 2007, principally as the result of continued reduction in Medicare payment rates and other unfavorable changes in Medicare reimbursement policies specific to LTAC hospitals. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges.

The adjustment of $541 was recorded in connection with our continuing review of the allocation of purchase cost related to the Company’s Merger on August 11, 2005, as more fully discussed in note 2, along with the discussion regarding the additional purchase price allocation of $24,600. Note 2 also more fully discusses the increase in goodwill in the quarter ending June 30, 2006. In conjunction with the Medicare reimbursement changes that became effective on July 1, 2006, as more fully discussed in note 17, we recorded an impairment charge of $24,600 during the same quarter. Additionally, we performed our annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2006. As a result of this analysis, we recorded a goodwill impairment charge of $19,000 during the quarter ended December 31, 2006 primarily due to actual operations achieving a lower level of profitability than was expected at June 30, 2006.

See note 4 for a discussion of the impairment charges recorded during the Successor periods related to goodwill and other identifiable intangibles.

(8) Debt

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
Senior secured credit facility-term loan	$249,263	$252,450
9 1/4 senior subordinated notes	147,000	147,000

Total long-term debt	396,263	399,450
Current installments of long-term debt	(2,550)	(3,188)

Long-term debt, excluding current installments	$393,713	$396,262

During the year ended December 31, 2006, we repurchased $3 million of our outstanding Notes for $1.53 million. This resulted in us recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing cost, on the early extinguishment of this indebtedness.

Senior Secured Credit Facility and Revolving Credit Facility

Our senior secured credit facility, as amended, consist of the following as of December 31, 2007:

•	A $60.0 million revolving credit facility that will terminate on August 11, 2011, with an additional $10.0 million swing line loan sub facility available and;

•	A $249.3 million term loan facility with a maturity date of August 11, 2012, that was drawn at the closing of the Merger.

Through December 31, 2007 we had not drawn under the revolving credit facility. The ability to borrow under the revolving credit facility is subject to certain terms and conditions as stated in the senior secured credit facility, including being in compliance with all applicable covenants, including certain financial covenants, as of the time of the requested borrowing and including the amount of the requested borrowing. We had outstanding letters of credit of $5.1 million at December 31, 2007, which reduced our borrowing capacity under the revolving credit facility to $54.9 million. Fees for the letters of credit for the year ended December 31, 2007 were $83. The interest rates per annum applicable to the loans, other than swingline loans, under our senior secured credit facility is, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The average interest rate for the years ended December 31, 2007 and 2006, and the period from August 11, 2005 to December 31, 2005 was 8.33%, 7.38% and 6.22%, respectively, and the rate at December 31, 2007 and 2006 was 9.45% and 7.57%, respectively.

On the last business day of each calendar quarter we are required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement).

Beginning December 31, 2005, the senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $638 per quarter with the balance of the term loans paid in full at maturity.

The senior secured credit facility is secured by substantially all of our tangible and intangible assets, except for assets held by a new subsidiary created during the year ended December 31, 2007, which contains the operations of the Boise Lease, see note 17. This credit facility also requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. As of December 31, 2007, we believe we were in compliance with all covenants of the senior secured facility, as amended.

As of September 30, 2007 we were not in compliance with the financial covenant requirements as set forth in our senior secured credit facility for the trailing-12 months then ended. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. Cure rights provide us the right to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant requirement on a pro forma basis. The cure right capital contribution amount was considered additional consolidated EBITDA, as defined in our credit agreement, for purposes of measuring compliance with the financial covenants for our fiscal quarter ended September 30, 2007. In subsequent periods, this cure amount continues to be considered a component of consolidated EBITDA on a trailing 4 quarter calculation basis. Additionally, the cure amount is limited such that it can be no greater than the amount required for purposes of complying with the financial covenants in the quarter in which it is exercised nor can the cure right be exercised more than two times in any trailing 4 quarter period, with the exception of the two additional cure rights that were included in Amendment No. 2, as described below.

The cure right cash contribution of $6 million necessary to cure our non-compliance with the financial covenants tested as of September 30, 2007, was received by Holdings from affiliates of The Carlyle Group, on November 14, 2007. Holdings in turn contributed these funds to the capital of the Company through certain intermediate subsidiaries. As a result of the exercise of this cure, we were deemed to have met the financial covenants contained in our senior secured credit facility as of September 30, 2007.

Amendments to the Senior Secured Credit Facility and Revolving Credit Facility

On May 2, 2007, we entered into Amendment No. 1 to our senior secured credit facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate. The applicable margins on the loans as amended were (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 2.25% for alternate base rate term loans and (4) 3.25% for adjusted LIBOR term loans. These margins were subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing the Credit Facility and Amendment No. 1 to the credit agreement). We incurred $1.1 million in fees to obtain Amendment No. 1, which have been capitalized and are being amortized over the remaining life of the Credit Facility utilizing the effective interest method.

On December 6, 2007, we entered into Amendment No. 2 to the Company’s senior secured credit facility (“Amendment No. 2”), which modifies certain financial covenants starting for the period ending December 31, 2007 and increases the spread on the variable interest rate. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. The margins for the revolving loans are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing the Credit Facility and Amendment No. 2 to the credit agreement). The revolving credit facility was reduced by $15 million to $60 million. It also designated up to two additional cure rights that can be exercised at any time during the term of the loan, provided that for quarters ending on or after June 30, 2008, the leverage ratio, as defined in the credit Facility, on the last day of such fiscal quarter is not more than 0.50 to 1.00 above the leverage ratio requirement for such quarter. There is no assurance that The Carlyle Group will exercise the cure rights if we are not in compliance with our covenant requirements. We incurred $2.1 million in fees to obtain Amendment No. 2, which have been capitalized and are being amortized over the remaining life of the Credit Facility utilizing the effective interest method.

The loss of our New Orleans operations during 2005 and the regulatory changes recently enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, including interest coverage and maximum leverage ratios, an event of default could occur, unless we are able to obtain a waiver or enter into another amendment with the senior lenders to revise the covenant requirements. If we are required to obtain a waiver or execute an amendment to our senior secured credit facility, it is likely we will incur additional fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow.

Senior Subordinated Notes

On August 11, 2005, we sold $150.0 million of our 9 1/4% Senior Subordinated Notes (the “Notes”) due 2013. The Notes are unconditionally guaranteed on a senior subordinated basis by substantially all of our wholly owned subsidiaries (the “Subsidiary Guarantors”) on a joint and several basis, except for assets to be held by a new subsidiary created during the year ended December 31, 2007, as noted previously. This subsidiary has assets of $18.6 million consisting primarily of $17.1 in fixed assets and $1.5 in current receivables to fund construction, offset by lease obligations of $16.6. There were minimal operations as of year end, as substantially the only current activity is construction of the building. There are no restrictions on our ability to obtain funds from Subsidiary Guarantors. The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of our existing and future senior subordinated indebtedness and senior to all of our existing and future subordinated indebtedness.

On and after August 15, 2009, we will be entitled at our option to redeem all or a portion of the Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on February 1st of the years set forth below:

Year	Redemption Price
2009	104.625%
2010	102.313%
2011 and thereafter	100.000%

Prior to August 15, 2008, we may at our option on one or more occasions, with the net cash proceeds from certain equity offerings, redeem the Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 109.25% plus accrued and unpaid interest to the redemption date.

We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon the occurrence of any change of control of our Company, each holder of the Notes shall have the right to require us to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains customary events of default and affirmative and negative covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

Registration Rights Agreement

In connection with the offering of the Notes, we entered into a registration rights agreement with the initial purchasers.

On April 14, 2006, we filed a Form S-4 registration statement with the SEC as required by the Registration Rights Agreement. This filing was declared effective by the SEC on May 12, 2006. We completed the exchange offer for all outstanding Notes as of June 21, 2006, which satisfied the requirements of the Registration Rights Agreement.

Other

As required by the senior credit facility, we entered into a three-year interest rate swap transaction covering $12.0 million (notional amount) of the floating rate senior indebtedness on November 9, 2005. The interest rate swap provides us with a cap rate protection of 6.0% (based on three-month LIBOR) on the notional amount during the life of the contract.

Capitalized costs of $15.8 million incurred in obtaining financing under the credit facility including the revolving line of credit, the Notes, and the two amendments to the credit facility as of December 31, 2007 is being amortized over the terms of the related debt using the interest method.

Amortization expense for capitalized financing costs for the years ended December 31, 2007 and 2006, the periods from August 11, 2005, through December 31, 2005 and January 1, 2005 through August 10, 2005, was $1,638, $1,386, $663, and $271.

Maturities of long-term debt as of December 31, 2007 are as follows:

2008	$2,550
2009	2,550
2010	2,550
2011	2,550
2012	239,063
thereafter	147,000

(9) Leases

We lease healthcare facilities, corporate office space, and certain equipment under cancelable and noncancelable operating lease agreements with initial terms of one to 15 years with varying renewal terms.

Total future minimum lease payments under all noncancelable operating leases are as follows:

2008	$18,030
2009	17,296
2010	15,354
2011	13,594
2012	12,119
Thereafter	83,559

We are obligated under capital equipment leases that expire at various dates. At December 31, 2007 and 2006, equipment under capital lease included in property and equipment totaled $22,719 and $16,513, respectively, less accumulated amortization of $7,170 and $4,383, respectively. Future minimum lease payment obligations at December 31, 2007 under these leases are as follows:

2008	$1,730
2009	606
2010	186

2,522
Amount representing interest	(177)

Total obligations under capital leases	2,345
Current installments of obligations under capital leases	(1,604)

Obligations under capital leases, excluding current installments	$741

For the years ended December 31, 2007 and 2006, the periods August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005, amortization of approximately $2,787, $2,620, $1,763, and $1,788, respectively, of equipment under capital leases was included in our depreciation and amortization expense.

We, as lessor, also sublease medical office space at our North Texas facility. We have operating leases with tenants with initial terms of one to three years with varying renewal terms. Annual rents collected from these tenants approximate $260.

(10) Income Taxes

Income tax expense (benefit) attributable to income (loss) before income taxes consists of the following:

	Successor			Predecessor
	2007	2006	Period from August 11 through December 31, 2005	Period from January 1 through August 10, 2005
Current:
Federal	$(2,252)	$4,010	$(18,266)	$16,118
State	634	2,221	(11)	1,569

Total current	(1,618)	6,231	(18,277)	17,687
Deferred	1,695	(2,524)	16,969	(23,149)

Total income tax provision (benefit)	$77	$3,707	$(1,308)	$(5,462)

A reconciliation of the expected federal income tax expense (benefit) attributable to income (loss) from continuing operations (computed by applying the federal corporate income tax rate of 35% to income (loss) before income taxes) to actual income tax expense (benefit) attributable to income from continuing operations follows:

	Successor			Predecessor
	2007	2006	Period from August 11 through December 31, 2005	Period from January 1 through August 10, 2005
Expected federal income tax expense (benefit)	$(21,247)	$(12,991)	$(24,901)	$(6,414)
State income taxes, net of federal benefit	379	1,019	(215)	(126)
Impairment charges not deductible	13,609	15,260	23,800	—
Other nondeductible expenses	118	229	64	1,024
Other income tax expense (benefit)	(22)	190	(56)	54
Deferred tax asset valuation allowance	7,240	—	—	—

Actual income tax expense (benefit)	$77	$3,707	$(1,308)	$(5,462)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Accrued vacation expense	$1,280	$1,263
Accrued healthcare claims	420	422
Accrued compensation expense	1,305	1,254
Allowance for doubtful accounts	7,114	6,046
Accrued insurance	2,117	2,663
Net operating losses	3,264	—
Other	93	86

Total deferred tax assets before valuation allowance	15,593	11,734
Valuation allowance	(7,240)	—

Total deferred tax assets	8,353	11,734

Deferred tax liabilities:
Depreciation and amortization	(13,853)	(15,677)
Other	—	(52)

Total deferred tax liabilities	(13,853)	(15,729)

Net deferred tax liabilities	$(5,500)	$(3,995)

Pursuant to federal income tax regulations, the Merger discussed in note 2 was considered to be a non-taxable transaction. The Successor Company has approximately $6.1 million of tax deductible goodwill for federal income tax purposes.

At December 31, 2007 we had net operating loss carry forwards for federal income tax purposes of approximately $9.3 million, which are available to offset future taxable income, if any, through 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deductible temporary differences giving rise to the deferred tax assets are deductible, management believes that it is not more likely than not that we will realize the benefits of these deductible temporary differences. Accordingly, a valuation allowance of $7.2 million has been recorded as of December 31, 2007.

(11) Insurance Arrangements

Our professional and general liability insurance is provided through a combination of self-insurance, purchased insurance coverage from commercial carriers, and through participation in certain state-sponsored malpractice programs. Claims are covered under the policy limits in the year the claims are reported. We use independent third party actuarial estimates prepared at least annually as the basis for our accrual of the ultimate liability related to these claims.

For the plan years beginning January 1, 2007 and 2006, self-insurance for professional and general liability claims was provided up to $1,000 per occurrence, along with excess liability coverage of $35,000 for the plan year beginning January 1, 2007 and $36,000 for the year beginning January 1, 2006. Estimated liabilities for general and professional liability risks were $5.7 million at December 31, 2007 and $7.2 million at December 31, 2006.

Our workers’ compensation coverage is provided through a traditional fully insured plan. Under this plan, the regular premiums cover the full cost of any workers’ compensation claims with no deductibles.

Approximately $248 of short-term investments at December 31, 2007 included in other assets is restricted to use, as we are required by our insurance company to maintain this balance as security related to the payment of workers’ compensation claims.

We are self-insured for employee health and dental claims up to an annual individual stop-loss limitation of $200 with a $2,000 lifetime maximum benefit. Estimated liabilities for employee health and dental claims were $1,144 and $1,135 at December 31, 2007 and 2006, respectively.

(12) 401(k) Savings Plan

Substantially all employees are eligible to participate in a profit sharing plan (Plan) sponsored by our company. The Plan, designed to qualify under Section 401(a) of the Internal Revenue Code, also provides for employee deferrals of compensation and discretionary company matching. Employer contributions made to the Plan for the years ended December 31, 2007 and 2006, periods from August 11, 2005 through December 31, 2005 and January 1, 2005 through August 10, 2005 totaled $1,022, $910, $360, and $562, respectively.

(13) Stock Options

Predecessor Stock Option Plans

The Predecessor Company had two stock option plans that covered 1,436,313 shares of our company’s common stock. Options under these plans had 10-year terms and would become fully vested two to four years after date of grant. All of the options pursuant to these two plans were redeemed in connection with the Merger and the plans were terminated on August 10, 2005.

Predecessor stock option activity during the periods indicated is as follows :

	Number of shares	Weighted average exercise price
Balance, December 31, 2004	877,405	$11.82
Granted	129,169	18.65
Exercised	(1,006,574)	12.69
Forfeited	—	—
Expired	—	—

Balance, August 10, 2005	—	$—

In February 1999, we issued options to acquire 233,920 shares of our company’s common stock to an executive of our company. Such options, which were not subject to the stock option plan described above, had an exercise price of $4.51 per share, vested after one year and would expire in February 2009 unless exercised prior to that date. All of these shares were exercised in connection with the Merger.

Successor Stock Option Plan

At December 31, 2007, there were 2.86 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Loss for the years ended December 31, 2007 and 2006, includes $684 and $632 of pre-tax compensation costs related to stock-based compensation arrangements. For the periods August 11, 2005 through December 31, 2005, and January 1, 2005 through August 10, 2005, loss includes pre-tax compensation costs related to stock-based compensation arrangements of $28, and $54,098, respectively.

	Number of Shares	Weighted average exercise price
Successor:
Balance at August 11, 2005	—	$—
Granted	695,000	10.00
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2005	695,000	$10.00
Granted	1,153,000	6.00
Cancellations	(511,000)	10.00
Exercised	—	—
Forfeited	(305,500)	6.00
Expired	(20,500)	6.00

Balance at December 31, 2006	1,011,000	$6.00
Granted	841,000	2.50
Cancellations	(656,000)	6.00
Exercised	—
Forfeited	(220,000)	6.00
Expired	(135,000)	6.00

Balance at December 31, 2007	841,000	$2.50

At December 31, 2007 and 2006, there were 219,250 and 128,000, respectively, stock options vested and exercisable. All of these vested stock options were subject to the modification of the strike price as discussed further in note 3. As of the date of modification, the weighted average fair value was $0 per share. At December 31, 2007 and 2006, the weighted average exercise price of the vested stock options was $2.50 and $6.00, respectively, and the remaining weighted average contractual life of the vested stock options was 8.1 and 8.6 years, respectively. The vested stock option shares had no intrinsic value at December 31, 2007, and a value of $43 as of December 31, 2006. Refer to note 3 regarding the modification of the exercise price of previously granted options that occurred during the year ended December 31, 2006.

As of December 31, 2007, there was approximately $1,018 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 2.64 years. At December 31, 2007, the weighted average remaining contractual life of outstanding options was 8.64 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2006	60,000	$5.05
Vested	(30,000)	5.05
Forfeited	(20,000)	5.05

Outstanding at December 31, 2007	10,000	$5.05

During the year ended December 31, 2006, certain restricted stock award holders resigned from our company resulting in the forfeiture of 25,000 shares of restricted stock awards that were not vested. These restricted stock award holders had vested in 15,000 shares prior to their resignation. During the year ended December 31, 2006, Holdings purchased the 5,000 shares that had previously vested for $10 pursuant to the restricted stock award agreement. During January 2007, Holdings repurchased the remaining 10,000 shares that had vested for $31.

Another holder of restricted stock resigned in August of 2007. Prior to his resignation, he had vested in 60,000 restricted shares. At the time of his resignation, he had 20,000 unvested shares which were forfeited.

As of December 31, 2007, there was approximately $46 of total unrecognized compensation costs related to restricted stock awards. These costs will be recognized in the next year.

(14) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payer settlements, short-term receivables in self insurance trusts, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $249.3 million and $147.0 million, respectively, at December 31, 2007. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $219.4 million and $97.0 million, respectively, at December 31, 2007.

On November 9, 2005 we entered into a three-year interest rate swap transaction covering $12.0 million (notional amount) of the floating rate senior indebtedness. The interest rate swap provides us with a cap rate protection of 6.0% (based on three-month LIBOR) on the notional amount during the life of the contract. The fair value of this swap as of December 31, 2007 was $0.4.

(15) Business and Credit Concentrations

Our hospitals grant credit to patients under terms requiring timely payment. The hospitals generally do not require collateral or other security in extending credit to patients; however, it routinely obtains assignment of (or is otherwise entitled to receive) patients’ benefits payable under patients’ health insurance programs, plans, or policies (e.g., Medicare, Medicaid, Blue Cross, and commercial insurance policies). Because of the geographic diversity of our facilities and non-governmental third-party payors, Medicare represents our largest concentration of credit risk. Net patient service revenue generated directly from the Medicare program represented approximately 65% for the year ended December 31, 2007, 72% for the year ended December 31, 2006, 75% for the period August 11, 2005 through December 31, 2005, and 77% for the period January 1, 2005 through August 10, 2005. Approximately 34% and 46% of our gross accounts receivable at December 31, 2007 and 2006, respectively, are from this payor source.

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

(17) Sale-Leaseback and Lease Financing Obligations

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in San Antonio, Texas (“San Antonio Facility”). As of June 30, 2007, the San Antonio Facility opened for business, at which point the operating lease commenced. The base rent is approximately $1.2 million per year, and is subject to annual inflationary adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of December 31, 2007, the Landlord had made payments of $15.5 million to the Company towards the total purchase price of $15.5 million for the San Antonio Facility. No gain will be recognized from this transaction.

On June 6, 2007, Tenant amended the Master Lease Agreement (“Amended Lease”) with Health Care REIT, Inc., HCRI Texas Properties, LTD and HCRI Wisconsin Properties, LLC (collectively, the “Milwaukee Landlord”) to include the sale and leaseback of a 62-bed long term acute care hospital being constructed by the Company in Milwaukee, Wisconsin (“Milwaukee Facility”). As of September 24, 2007, the Milwaukee Facility opened for business, at which point the operating lease commenced. The base rent is approximately $2.5 million per year, and is subject to annual inflation adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of December 31, 2007, the Milwaukee Landlord had made payments of $15.6 million to the Company towards the total purchase price of $19.3 million for the Milwaukee Facility. No gain will be recognized from this transaction.

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

On September 1, 2006, a newly formed subsidiary (“Tenant”) of the Company entered into a separate Master Lease Agreement (“Lease”) with Health Care REIT, Inc. (“Landlord”) to acquire and develop hospital facilities (“Facilities”). The Company granted Landlord the limited right and option, for a three-year period, to acquire or develop and subsequently lease Facilities to Tenant. Tenant will sublease each Facility to a wholly-owned subsidiary of Tenant (“Subtenant”) and the licensed operator of each Facility will be the Tenant or a Subtenant. In connection with this Lease, Health Care REIT, INC. has agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions. The initial term of the Lease is 15 years and the Tenant has one 15-year renewal option. Upon each addition of a Facility, the term will be extended to a date 15 years from the date of the addition. At the end of the term, the Tenant may exercise an option to purchase the Facilities at a price equal to the greater of the investment amount (which will include acquisition costs, development costs, renovation costs, closing cost and fees) or fair value.

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

The first facility to be developed under this Master Lease is our Boise, Idaho facility, which is currently under construction. The total project cost of this facility is expected to approximate $22.2 million. Through December 31, 2007, we have incurred capital expenditures of $16.6 million for the facility, and Health Care REIT, Inc. has made payments to us approximating $15.1 million as reimbursement for these capital expenditures. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion.

This facility will open in early 2008. In connection with this facility and in accordance with the terms of the Lease, we have issued $4.1 million in letters of credit through December 31, 2007, payable to the Landlord utilizing capacity available for letters of credit under our revolving credit agreement.

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

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as an LTAC hospital in accordance with Medicare regulations. Additionally, many of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these HIH hospitals are subject to additional specific Medicare HIH regulations in addition to the general LTAC hospital regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTAC hospital located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTACH. The determinations are made on an annual basis.

A provider that loses its ability to receive Medicare payments pursuant to PPS must go through the same certification process as new LTAC hospital providers must go through to obtain their initial certification to be reimbursed pursuant to PPS. During this re-certification period, which could range from six to nine months, the provider would be paid for providing services to Medicare beneficiaries at rates that are lower than rates currently paid pursuant to PPS.

In 2007, one of our hospitals, with multiple campus locations, failed to achieve the twenty-five day length of stay requirement for the twelve months ended December 31, 2007. The LTAC hospital regulations provide that a hospital may correct this type of deficiency in the subsequent cost report period following the period in which the twenty-five day length of stay requirement was not achieved. This hospital will have until December 31, 2008 to demonstrate the achievement of the twenty-five day length of stay requirement. In the event this hospital fails to correct this length of stay deficiency, it would not be eligible to receive Medicare payments pursuant to LTAC hospital regulations for discharges on or after January 1, 2009. To achieve this requirement in 2008, it is possible that the profitability of this hospital may be negatively impacted in 2008 as compared to 2007. We believe this hospital will achieve the corrective action required in order to retain its LTAC hospital status for Medicare, and that our remaining hospitals are currently in compliance with the Medicare regulations regarding LTAC hospitals and will maintain compliance under these regulations.

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate LTAC hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.75 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit is secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have established a carrying value of $0.4 million associated with this guarantee, which is recorded in other noncurrent liabilities. This value was determined based upon our estimates and probabilities of the likelihood that the operations of this joint venture would result in us becoming liable under the established letter of credit.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We (based, in part, on the advice of legal counsel) believe that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

(19) Selected Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited financial data for each quarter or the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Net revenues	$82,369	$82,554	$77,553	$79,739
Loss before income taxes	(2,546)	(5,049)	(15,182)	(37,928)
Net loss	(1,695)	(5,201)	(13,229)	(40,657)

Year ended December 31, 2006
Net revenues	$87,319	$81,258	$77,437	$79,868
Income (loss) before income taxes	6,334	(19,428)	(3,601)	(20,424)
Net income (loss)	3,791	(21,609)	(3,386)	(19,622)

Operating results for the fourth quarter of 2007 included pretax income of $2.6 million related to a favorable adjustment of professional liability cost, a pretax benefit of $1.0 million associated with an adjustment to our allowance for doubtful accounts, impairment charges of $35.0 million associated with goodwill, and $0.9 million favorable adjustment in net patient service revenues associated with a payment correction to Medicare revenues by one of our Medicare fiscal intermediaries. In addition, an adjustment of $1.9 million was recorded to income taxes to appropriately record the valuation allowance related to deferred tax assets based on a correction to the company’s 2005 tax return.

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

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to Cost and Expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts for the year ended December, 31, 2007	$16,392	$4,740	$(1,738)	$19,394
Allowance for doubtful accounts for the year ended December, 31, 2006	14,372	7,673	(5,653)	16,392
Allowance for doubtful accounts for the period from August 11, 2005 through December 31, 2005	9,200	5,590	(418)	14,372
Allowance for doubtful accounts for the period from January 1, 2005 through August 10, 2005	6,661	3,644	(1,105)	9,200

(1)	Deductions represent write-offs and other adjustments against the reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECARE HOLDINGS, INC.

/s/ G. Wayne McAlister
G. Wayne McAlister
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons of the registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ G. Wayne McAlister	Chief Executive Officer and Director (principal executive officer)	March 28, 2008
G. Wayne McAlister

/s/ Phillip B. Douglas	Chief Financial Officer (principal financial officer)	March 28, 2008
Phillip B. Douglas

/s/ Chris A. Walker	Chief Accounting Officer (principal accounting officer)	March 28, 2008
Chris A. Walker

/s/ Karen H. Bechtel	Chairman of the Board of Directors	March 28, 2008
Karen H. Bechtel

/s/ William P. Johnston	Director	March 28, 2008
William P. Johnston

/s/ William Hamburg	Director	March 28, 2008
William Hamburg

/s/ Stephen H. Wise	Director	March 28, 2008
Stephen H. Wise

/s/ William H. McMullan, Jr.	Director	March 28, 2008
William H. McMullan, Jr.

EXHIBIT INDEX

3.1	Certificate of Incorporation of LifeCare Holdings, Inc.*

3.2	By-laws of LifeCare Holdings, Inc.*

3.3	Certificate of Incorporation of LifeCare Hospitals of Milwaukee, Inc., as amended.*

3.4	Certificate of Incorporation of LifeCare Hospitals of Northern Nevada, Inc.*

3.5	Certificate of Incorporation of LifeCare Hospitals of South Texas, Inc.*

3.6	Certificate of Incorporation of NextCARE Specialty Hospital of Denver, Inc.*

3.7	Articles of Organization of CareRehab Services, LLC.*

3.8	Articles of Incorporation of LifeCare Hospitals, Inc., as amended.*

3.9	Articles of Organization of LifeCare Hospitals of North Carolina, LLC, as amended.*

3.10	Articles of Organization of LifeCare Hospitals of New Orleans, LLC, as amended.*

3.11	Articles of Organization of LifeCare Management Services, LLC, as amended.*

3.12	Articles of Organization of Crescent City Hospitals, LLC.*

3.13	Articles of Incorporation of NextCARE Hospitals/Muskegon, Inc., as amended.*

3.14	Articles of Incorporation of LifeCare Hospitals of Chester County, Inc.*

3.15	Articles of Organization of LifeCare Holding Company of Texas, LLC, as amended.*

3.16	Articles of Incorporation of LifeCare Hospitals of Dayton, Inc.*

3.17	Articles of Incorporation of LifeCare Hospitals of Pittsburgh, Inc.*

3.18	Articles of Organization of LifeCare Investments, LLC.*

3.19	Certificate of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, as amended.*

3.20	Certificate of Limited Partnership of LifeCare Hospitals of North Texas, LP, as amended.*

3.21	Certificate of Limited Partnership of San Antonio Specialty Hospital, Ltd., as amended.*

3.22	Bylaws of LifeCare Hospitals of Milwaukee, Inc.*

3.23	Bylaws of LifeCare Hospitals of Northern Nevada, Inc.*

3.24	Bylaws of LifeCare Hospitals of South Texas, Inc.*

3.25	Bylaws of NextCARE Specialty Hospital of Denver, Inc.*

3.26	Amended and Restated Operating Agreement of CareRehab Services, LLC.*

3.27	First Amended and Restated Bylaws of LifeCare Hospitals, Inc.*

3.28	Amended and Restated Operating Agreement of LifeCare Hospitals of North Carolina, LLC.*

3.29	Amended and Restated Operating Agreement of LifeCare Hospitals of New Orleans, LLC.*

3.30	Amended and Restated Operating Agreement of LifeCare Management Services, LLC.*

3.31	Operating Agreement of Crescent City Hospitals, LLC.*

3.32	By-laws of NextCARE Hospitals/Muskegon, Inc.*

3.33	Bylaws of LifeCare Hospitals of Chester County, Inc.*

3.34	Amended and Restated Operating Agreement of LifeCare Holding Company of Texas, LLC.*

3.35	Bylaws of LifeCare Hospitals of Dayton, Inc.*

3.36	Bylaws of LifeCare Hospitals of Pittsburgh, Inc.*

3.37	Amended and Restated Operating Agreement of LifeCare Investments, LLC.*

3.38	Agreement of Limited Partnership of LifeCare Hospitals of Fort Worth, LP.*

3.39	Agreement of Limited Partnership of LifeCare Hospitals of North Texas, LP.*

3.40	Agreement of Limited Partnership of San Antonio Specialty Hospital, Ltd.*

4.1	Indenture dated as of August 11, 2005 between Rainier Acquisition Corp. and U.S. Bank National Association.*

4.2	Supplemental Indenture dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd. and U.S. Bank National Association.*

4.3	Registration Rights Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC.*

4.4	Joinder Agreement dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC.*

4.5	Form of 9 1/4% Senior Subordinated Notes due 2013 (contained in Exhibit 4.2).*

10.1	Lease Agreement between Mercy Health Services and NextCARE, Inc. dated as of June 26, 1998.*

10.2	Amendment to Lease Agreement between Mercy Health Services and NextCARE Inc., dated May 1, 2001.*

10.3	Letter Agreement between Mercy Health Services and NextCARE, Inc. dated October 30, 2003.*

10.4(a)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 460).*

10.4(b)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 600).*

10.4(c)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 620).*

10.5	Amendment to Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD. and San Antonio Specialty Hospital, Ltd. dated November 6, 2003.*

10.6	First Amendment to Sublease dated as of July 19, 2005 by and between Shreveport Doctors Hospital 2003, Ltd. and LifeCare Hospitals, Inc.*

10.7	Stockholders Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto.*

10.8	Registration Rights Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto.*

10.9	Management Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, Rainier Acquisition Corp. and TC Group IV, L.L.C.*

10.10	Employment Agreement with W. Earl Reed, III.*

10.11	Employment Agreement with Bryan D. Burklow.*

10.12	Employment Agreement with Jill L. Force.*

10.13	Employment Agreement with Chris Walker.*

10.14	Employment Agreement with Phil Douglas.*

10.15	Purchase Agreement dated as of August 5, 2005 between Rainier Acquisition Corp. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC.*

10.16

Credit Agreement dated as of August 11, 2005 among Rainier Acquisition Corp., LCI Holdco, LLC, the Lenders named therein and J.P. Morgan Chase Bank, N.A., a national banking association, as administrative agent and collateral agent.*

10.17	Security Agreement dated as of August 11, 2005 by Rainier Acquisition Corp. and the Grantors referred to therein to JP Morgan Chase Bank, N.A., as collateral agent.*

10.18	Chief Executive Officer and Executive Vice President 2006 Bonus Plan Summary.•

10.19	Amendment No. 1, dated May 2, 2007, to Credit Agreement, dated as of August 11, 2005.☐

10.20	Amendment No. 2, dated December 6, 2007, to Credit Agreement, dated as of August 11, 2005.¯

10.21	Master Lease Agreement dated September 1, 2006 by and between Health Care REIT, Inc. and LCI Healthcare Holdings, Inc.Δ

10.22	Master Lease Agreement dated May 2, 2007 by and between Health Care REIT, Inc. and LifeCare REIT 1, Inc.☐

10.23	Amended and Restated Master Lease Agreement dated June 6, 2007 by and between Health Care REIT, Inc., HCRI Texas Properties LTD, HCRI Wisconsin Properties, LLC, and LifeCare REIT 1, Inc.¯

10.24	Letter Agreement with William Hamburg.

10.25	Employment Agreement with G. Wayne McAlister.

12	Statement re: Computation of Ratios.

21	Subsidiaries of LifeCare Holdings, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.
Δ	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form 8-K current report on September 9, 2006.
☐	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form 8-K current report on May 3, 2007.
¯	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form 8-K current report on June 12, 2007.
¿	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form 8-K current report on December 12, 2007.
•	Previously filed as an exhibit to the LifeCare Holdings, Inc. Form 10-K report on April 2, 2007.