Form 10-Q
period 2008-03-31
LifeCare Holdings, Inc.
filed 2008-05-15
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:  ☐    Accelerated Filer:  ☐    Non-Accelerated Filer:  ☒    Smaller Reporting Company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 15, 2008, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2008 (unaudited) and December 31, 2007

(In thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,667	$17,816
Accounts receivable, net of allowance for doubtful accounts of $20,756 and $19,394 respectively	76,580	66,911
Income taxes	1,821	2,025
Other current assets	12,584	13,597

Total current assets	97,652	100,349
Property and equipment, net	88,630	83,317
Other assets	15,091	15,675
Identifiable intangibles, net	18,160	18,445
Goodwill	263,970	263,970

	$483,503	$481,756

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	1,565	1,604
Current installment of lease financing obligation	395	—
Estimated third party payor settlements	3,625	5,744
Accounts payable	24,679	23,438
Accrued payroll	9,524	6,351
Accrued vacation	4,279	3,489
Accrued insurance	1,120	1,087
Accrued interest	1,781	5,181
Accrued other	3,109	2,739

Total current liabilities	52,627	52,183
Long-term debt, excluding current installments	393,075	393,713
Obligations under capital leases, excluding current installments	2,608	741
Lease financing obligation, excluding current installments	19,130	16,590
Accrued insurance	4,944	4,714
Other noncurrent liabilities	13,704	13,582

Total liabilities	486,088	481,523

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding in 2008 and 2007	—	—
Additional paid-in capital	171,776	171,677
Accumulated deficit	(174,361)	(171,444)

Total stockholder’s equity (deficit)	(2,585)	233

	$483,503	$481,756

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Net patient service revenue	$88,761	$82,369

Salaries, wages, and benefits	41,088	37,980
Supplies	9,051	8,397
Rent	6,170	5,122
Other operating expenses	20,735	20,683
Provision for doubtful accounts	1,847	1,413
Depreciation and amortization	2,753	2,844
Interest expense, net	9,834	8,476

Total expenses	91,478	84,915

Loss before income taxes	(2,717)	(2,546)
Provision for (benefit from) income taxes	200	(851)

Net loss	$(2,917)	$(1,695)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity (Deficit)

For the three months ended March 31, 2008

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2007	$—	$171,677	$(171,444)	$233
Equity compensation amortization	—	99	—	99
Net loss	—	—	(2,917)	(2,917)

Balance, March 31, 2008	$—	$171,776	$(174,361)	$(2,585)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,917)	$(1,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,276	3,207
Provision for doubtful accounts	1,847	1,413
Equity compensation amortization	99	164
Changes in operating assets and liabilities:
Patient accounts receivable	(11,516)	(6,745)
Current income taxes	200	(1,389)
Other current assets	(788)	717
Other assets	61	(182)
Estimated third-party payor settlements	(2,119)	(8,382)
Accounts payable and accrued expenses	3,838	(3,871)
Other liabilities	352	405

Net cash used in operating activities	(7,667)	(16,358)

Cash flows from investing activities:
Purchases of property and equipment	(8,542)	(7,030)
Sale-leaseback proceeds	2,893	—

Net cash used in investing activities	(5,649)	(7,030)

Cash flows from financing activities:
Lease financing obligation proceeds	1,800	—
Payments of notes payable and long-term debt	(638)	(638)
Proceeds from capital lease financing	1,802	—
Payments on obligations under capital leases	(797)	(1,089)

Net cash provided by (used in) financing activities	2,167	(1,727)

Net decrease in cash and cash equivalents	(11,149)	(25,115)
Cash and cash equivalents, beginning of period	17,816	33,250

Cash and cash equivalents, end of period	$6,667	$8,135

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$13,380	$12,223
Income taxes paid	—	—
Investing and financing activities:
Equipment purchased through capital lease financing	824	—

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1)	Basis of Presentation

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of the board of directors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005 (the “Merger”).

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three months ended March 31, 2008 and 2007 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2007 included in the Form 10-K we filed on March 28, 2008 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although we believe the disclosure is adequate to make the information presented not misleading.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, recording of impairments may be required.

Income Taxes

For the three months ended March 31, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We expected that no benefit or expense will be realized during 2008 for federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48) prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations.

The federal statute of limitations remains open for tax years 2004 through 2007. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We account for equity-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”). Pursuant to FAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2008 was $0 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00% to 3.39%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 1,728,000 options granted during the three months ended March 31, 2008 (see note 5).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (Statement 157) which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. We were required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustments would have been recognized as an adjustment to opening retained earnings. The adoption of Statement 157 had no impact on our financial position, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 became effective for fiscal years that begin after November 15, 2007. The adoption of SFAS 159 had no impact on our financial position, results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2008 consolidated financial statements.

(3)	Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended March 31, 2008 and 2007, include a decrease of $(495) and $(195), respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program.

(4)	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Senior secured credit facility—term loan	$248,625	$249,263
9 1/4% senior subordinated notes	147,000	147,000

Total long-term debt	395,625	396,263
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$393,075	$393,713

The senior secured credit facility consists of (i) a $60 million Revolving Credit Facility, subject to availability, and (ii) a $248.6 million Term Loan B Facility (“Facility”).

(5)	Stock Options

At March 31, 2008, there were 2,860,000 shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options units typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter. Income from the three months ended March 31, 2008 and 2007 includes $99 and $164, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2008:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2007	841,000	$2.50
Granted	1,728,000	2.50
Exercised	—	—
Forfeited	(96,250)	2.50
Expired	(63,750)	2.50

Balance at March 31, 2008	2,409,000	$2.50

At March 31, 2008, the weighted average remaining contractual life of outstanding options was 9.8 years. There were 155,500 stock options exercisable at March 31, 2008. At March 31, 2008, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 8.0 years and they had no intrinsic value.

As of March 31, 2008, there was approximately $624 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately three years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the three months ended March 31, 2008:

Number of Shares
Number of unvested shares:
Outstanding at December 31, 2007	10,000
Vested	(10,000)

Outstanding at March 31, 2008	—

One of the holders of restricted stock resigned from the Company during 2008. As part of the separation agreement, the 10,000 outstanding unvested shares were vested. Additionally, 20,000 shares were purchased from the holder for $2.50 per share.

On January 14, 2008, the Company entered into a restricted stock award agreement with its new chief executive officer whereby he will be awarded 400,000 shares if the Company meets or exceeds certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was $0.

As of March 31, 2008, there was no unrecognized compensation costs related to restricted stock awards.

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

We undertake various procedures to assure that our annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, we conducted an internal review of our previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, we made certain adjustments in 2003 to our previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (OIG), which reviewed our findings. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and file an annual report with the OIG regarding certain specified items, including our on-going corporate compliance audit findings in areas such as cost reports, physician contracting and charge master reviews.

(7)	Commitments and Contingencies

At the time of Hurricane Katrina, LifeCare operated an 82-bed facility in New Orleans located in Memorial Medical Center. In the aftermath of the hurricane, an investigation was conducted by Louisiana Attorney General’s office. The investigation culminated in a Grand Jury being convened in February of 2007 to determine if criminal charges should be filed against three individuals, who were not LifeCare employees, but who were caring for patients in Memorial Medical Center after the hurricane. Two of the individuals were subsequently granted immunity and the Grand Jury declined to indict the third. Neither the Company nor its employees have been named in any illegal or criminal activities associated with Hurricane Katrina.

We are currently defending ourselves against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Katrina matters which would negatively impact the Company’s financial position, liquidity, and results of operations.

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as an LTAC hospital in accordance with Medicare regulations. Additionally, many of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these HIH hospitals are subject to additional specific Medicare HIH regulations in addition to the general LTAC hospital regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTAC hospital located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTAC hospital. The determinations are made on an annual basis.

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

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

(8)	Sale-Leaseback Agreement

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

The first facility to be developed under this Master Lease is our Boise, Idaho facility. Construction was completed on this facility near the end of March 2008 at a cost of approximately $21.2 million. Through March 31, 2008, Health Care REIT, Inc. had made payments to us of approximately $16.9 million as reimbursement for these capital expenditures. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion.

This facility opened during April 2008. In connection with this facility and in accordance with the terms of the Lease, we have issued $4.1 million in letters of credit through December 31, 2007, payable to the Landlord utilizing capacity available for letters of credit under our revolving credit agreement.

The Tenant and any future subsidiaries established under Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9 1/4% Senior Subordinated Notes.

(9)	Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three months ended at March 31, 2008 and 2007. The equity method has been used with respect to investments in subsidiaries. Separate financials statement of the Subsidiary Guarantors are not presented.

	LifeCare Holdings, Inc. Condensed Consolidating Balance Sheet March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$6,667	$—	$—	$6,667
Accounts receivable, net of allowance for doubtful accounts	—	76,580	—	—	76,580
Due to/from related parties	156,626	(151,510)	(5,116)	—	—
Income taxes receivable	2,548	—	—	(727)	1,821
Other current assets	—	9,881	2,703	—	12,584

Total current assets	159,174	(58,382)	(2,413)	(727)	97,652
Investment in subsidiaries	230,288	—	—	(230,288)	—
Property and equipment, net	—	65,105	23,525	—	88,630
Other assets	10,954	4,137	—	—	15,091
Other identifiable intangibles, net	—	18,160	—	—	18,160
Goodwill	—	263,970	—	—	263,970

	$400,416	$292,990	$21,112	$(231,015)	$483,503

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	1,382	183	—	1,565
Current installment of lease financing obligation	—	—	395	—	395
Estimated third-party payor settlements	—	3,625	—	—	3,625
Accounts payable	95	22,906	1,678	—	24,679
Accrued payroll	—	9,403	121	—	9,524
Accrued vacation	—	4,258	21	—	4,279
Accrued insurance	—	1,120	—	—	1,120
Accrued interest	1,781	—	—	—	1,781
Income taxes payable	—	727	—	(727)	—
Accrued other	—	3,070	39	—	3,109

Total current liabilities	4,426	46,491	2,437	(727)	52,627
Long-term debt, excluding current installments	393,075	—	—	—	393,075
Obligations under capital leases, excluding current installments	—	2,271	337	—	2,608
Lease-financing obligation, excluding current installments	—	—	19,130	—	19,130
Accrued insurance	—	4,944	—	—	4,944
Other noncurrent liabilities	5,500	8,204	—	—	13,704

Total liabilities	403,001	61,910	21,904	(727)	486,088
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	171,776	63	—	(63)	171,776
Retained earnings (accumulated deficit)	(174,361)	231,017	(792)	(230,225)	(174,361)

Total stockholders’ equity (deficit)	(2,585)	231,080	(792)	(230,288)	(2,585)

	$400,416	$292,990	$21,112	$(231,015)	$483,503

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$88,761	$—	$—	$88,761

Salaries, wages and benefits	102	40,563	423	—	41,088
Supplies	—	9,051	—	—	9,051
Rent	—	6,133	37	—	6,170
Other operating expenses	245	20,283	207	—	20,735
Provision for doubtful accounts	—	1,847	—	—	1,847
Depreciation and amortization	—	2,742	11	—	2,753
Intercompany (income) expenses	1,471	(1,471)	—	—	—
Interest expense, net	9,749	78	7	—	9,834

Total expenses	11,567	79,226	685	—	91,478

Operating income (loss)	(11,567)	9,535	(685)	—	(2,717)
Earnings in investments in subsidiaries	(8,650)	—	—	8,650	—

Income (loss) before income taxes	(2,917)	9,535	(685)	(8,650)	(2,717)
Provision for income taxes	—	200	—	—	200

Net income (loss)	$(2,917)	$9,335	$(685)	$(8,650)	$(2,917)

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,917)	$9,335	$(685)	$(8,650)	$(2,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	524	2,741	11	—	3,276
Provision for doubtful accounts	—	1,847	—	—	1,847
Equity compensation amortization	99	—	—	—	99
Changes in operating assets and liabilities:
Patient accounts receivable	—	(11,516)	—	—	(11,516)
Current income taxes	—	200	—	—	200
Other current assets	35	(731)	(92)	—	(788)
Change in investment in subsidiaries	(8,650)	—	—	8,650	—
Other assets	(80)	141	—	—	61
Due to/from related parties	15,074	(19,243)	4,169	—	—
Estimated third-party payor settlements	—	(2,119)	—	—	(2,119)
Accounts payable and accrued expenses	(3,447)	6,553	732	—	3,838
Other noncurrent liabilities	—	352	—	—	352

Net cash provided by (used in) operating activities	638	(12,440)	4,135	—	(7,667)

Cash from investing activities:
Purchases of property and equipment	—	(2,088)	(6,454)	—	(8,542)
Sale-leaseback proceeds	—	2,893	—	—	2,893

Net cash provided by (used in) investing activities	—	805	(6,454)	—	(5,649)

Cash flows from financing activities:
Lease financing obligation proceeds	—	—	1,800	—	1,800
Payments of notes payable and long-term debt	(638)	—	—	—	(638)
Proceeds from capital lease financing	—	1,802	—	—	1,802
Payments on obligations under capital leases	—	(1,316)	519	—	(797)

Net cash provided by (used in) financing activities	(638)	486	2,319	—	2,167

Net decrease in cash and cash equivalents	—	(11,149)	—	—	(11,149)
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$6,667	$—	$—	$6,667

	LifeCare Holdings, Inc. Condensed Consolidating Balance Sheet December 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$17,816	$—	$—	$17,816
Accounts receivable, net of allowance for doubtful accounts	—	66,911	—	—	66,911
Due to/from related parties	169,912	(168,963)	(949)	—	—
Income taxes	2,548	—	—	(523)	2,025
Other current assets	1,674	10,446	1,477	—	13,597

Total current assets	174,134	(73,790)	528	(523)	100,349
Investment in subsidiaries	221,638	—	—	(221,638)	—
Property and equipment, net	—	66,235	17,082	—	83,317
Other assets	11,398	4,277	—	—	15,675
Identifiable intangibles, net	—	18,445	—	—	18,445
Goodwill	—	263,970	—	—	263,970

	$407,170	$279,137	$17,610	$(222,161)	$481,756

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	1,604	—	—	1,604
Estimated third-party payor settlements	—	5,744	—	—	5,744
Accounts payable and accrued expenses	(7)	22,317	1,128	—	23,438
Accrued payroll	—	6,351	—	—	6,351
Accrued vacation	—	3,489	—	—	3,489
Accrued insurance	—	1,087	—	—	1,087
Accrued interest	5,181	—	—	—	5,181
Income taxes payable	—	523	—	(523)	—
Accrued other	—	2,739	—	—	2,739

Total current liabilities	7,724	43,854	1,128	(523)	52,183
Long-term debt, excluding current installments	393,713	—	—	—	393,713
Obligations under capital leases, excluding current installments	—	741	—	—	741
Lease-financing obligation	—	—	16,590	—	16,590
Accrued insurance	—	4,714	—	—	4,714
Other noncurrent liabilities	5,500	8,082	—	—	13,582

Total liabilities	406,937	57,391	17,718	(523)	481,523
Stockholders’ equity:
Common stock	—	—	—	—	—
Additional paid-in capital	171,677	62	—	(62)	171,677
Retained earnings (accumulated deficit)	(171,444)	221,684	(108)	(221,576)	(171,444)

Total stockholders’ equity (deficit)	233	221,746	(108)	(221,638)	233

	$407,170	$279,137	$17,610	$(222,161)	$481,756

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$82,369	$—	$—	$82,369

Salaries, wages and benefits	167	37,813	—	—	37,980
Supplies	—	8,397	—	—	8,397
Rent	—	5,122	—	—	5,122
Other operating expenses	215	20,468	—	—	20,683
Provision for doubtful accounts	—	1,413	—	—	1,413
Depreciation and amortization	—	2,844	—	—	2,844
Intercompany (income) expenses	1,298	(1,298)	—	—	—
Interest expense, net	8,617	(141)	—	—	8,476

Total expenses	10,297	74,618	—	—	84,915

Operating income (loss)	(10,297)	7,751	—	—	(2,546)
Earnings in investments in subsidiaries	(7,711)	—	—	7,711	—

Income (loss) before income taxes	(2,586)	7,751	—	(7,711)	(2,546)
Provision for (benefit from) income taxes	(891)	40	—	—	(851)

Net income (loss)	$(1,695)	$7,711	$—	$(7,711)	$(1,695)

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2007
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(1,695)	$7,711	$—	$(7,711)	$(1,695)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	363	2,844	—	—	3,207
Provision for doubtful accounts	—	1,413	—	—	1,413
Equity compensation amortization	164	—	—	—	164
Changes in operating assets and liabilities:	—	—	—	—	—
Patient accounts receivable	—	(6,745)	—	—	(6,745)
Current income taxes	—	(1,389)	—	—	(1,389)
Other current assets	(968)	1,685	—	—	717
Change in investment in subsidiaries	(7,711)	—	—	7,711	—
Other assets	—	(182)	—	—	(182)
Due to/from related parties	13,647	(14,199)	552	—	—
Estimated third-party payor settlements	—	(8,382)	—	—	(8,382)
Accounts payable and accrued expenses	(3,357)	(514)	—	—	(3,871)
Other noncurrent liabilities	195	210	—	—	405

Net cash provided by (used in) operating activities	638	(17,548)	552	—	(16,358)

Cash from investing activities:
Purchases of property and equipment	—	(6,478)	(552)	—	(7,030)

Net cash used in investing activities	—	(6,478)	(552)	—	(7,030)

Cash flows from financing activities:
Payments of notes payable and long-term debt	(638)	—	—	—	(638)
Payments on obligations under capital leases	—	(1,089)	—	—	(1,089)

Net cash used in financing activities	(638)	(1,089)	—	—	(1,727)

Net decrease in cash and cash equivalents	—	(25,115)	—	—	(25,115)
Cash and cash equivalents, beginning of period	—	33,250	—	—	33,250

Cash and cash equivalents, end of period	$—	$8,135	$—	$—	$8,135

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of March 31, 2008, we operated 19 hospitals located in nine states, consisting of nine “hospital within a hospital” facilities (31% of beds) and ten freestanding facilities (69% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,009 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

Recent Trends and Events

Impact of Hurricane Katrina

At the time of Hurricane Katrina, LifeCare operated an 82-bed facility in New Orleans located in Memorial Medical Center. In the aftermath of the hurricane, an investigation was conducted by Louisiana Attorney General’s office. The investigation culminated in a Grand Jury being convened in February of 2007 to determine if criminal charges should be filed against three individuals, who were not LifeCare employees, but who were caring for patients in Memorial Medical Center after the hurricane. Two of the individuals were subsequently granted immunity and the Grand Jury declined to indict the third. Neither the Company nor its employees have been named in any illegal or criminal activities associated with Hurricane Katrina.

We are currently defending ourselves against a variety of Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15 million of general and professional liability insurance during this period, subject to a $1 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Katrina matters which would negatively impact the Company’s financial position, liquidity, and results of operations.

Hospital Openings and Closings

During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Eight beds were transferred to another location and the 11 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed HIH in San Antonio that was closed in the same month. In August 2007, 21 additional beds were added to our Denver location. In September 2007, we opened a 62-bed freestanding hospital in Milwaukee, Wisconsin, which replaced a 35-bed HIH in Milwaukee that was closed in the same month. Additionally, during September 2007 we added 10 ICU level beds to our hospital located in Fort Worth, Texas. In April 2008, we opened a new 60-bed freestanding facility in Boise, Idaho.

The assets formerly located in our hospitals that were closed or relocated are being used at other locations or were disposed of.

Regulatory Changes

Approximately 62.4% and 68.6% of our total net patient service revenue for the three months ended March 31, 2008 and 2007, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2008 Final Rule

On May 2, 2008, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals that will be effective for all discharges on or after July 1, 2008 (the “2008 Final Rule”). The 2008 Final Rule included, among other things, (1) an increase in the standard federal rate to $39,114, which represents a 2.7% increase, and (2) an increase in the high-cost outlier threshold of $2,222 to $22,960. Additionally, CMS is changing the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which will result in the 2009 rate year rates being in effect for 15 months beginning July 1, 2008. CMS has estimated that the proposed changes for the 2009 rate year, taken as a whole, will result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, will see varying effects of this rule depending on their Medicare patient population and their specific base rate changes due to geographical location.

CMS Changes to DRG Weighting for Fiscal 2009

On April 14, 2008, CMS issued its annual proposed regulatory updates regarding the re-weighting of MS-LTC-DRGs that will become effective for discharges on or after October 1, 2008. CMS has indicated that these proposed changes were made in a budget-neutral manner and that aggregate LTAC hospital payments will be unaffected by these proposed changes. It is likely, however, that individual hospitals will see varying effects of this rule depending upon the acuity levels of their Medicare patient populations. It is expected that this proposed rule will be finalized during the third quarter of 2008.

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

Regulatory Matters

On June 12, 2006 we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the Office of Inspector General of the Department of Health and Human Services (OIG) that settled certain cost report matters for the years 1997 to 2001. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including our on-going corporate compliance audit findings in areas such as cost reports, physician contracting and charge master reviews.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 62.4% and 68.6% of total net patient service revenue for the three months ended March 31, 2008 and 2007, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

Total Expenses

Total expenses consist of salaries, wages and benefits, supplies, which includes expenses related to drug and medical supplies, rent, other operating expenses, provision for doubtful accounts, depreciation and amortization and interest expense. Other operating expenses include expenses such as contract labor, legal and accounting fees, insurance and contracted services purchased from host hospitals.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2007 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance Risks

•	Impairment of Long-Lived Assets

•	Accounting for income taxes

•	Accounting for stock-based compensation

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, recording of impairments may be required.

We are assessing the financial impact that the CMS regulations issued on May 1, 2008, as discussed previously, will have on our operations. It is possible that the impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Results of Operations

The following table sets forth operating results for each of the periods presented.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net patient service revenue	$88,761	$82,369

Salaries, wages, and benefits	41,088	37,980
Supplies	9,051	8,397
Rent	6,170	5,122
Other operating expenses	20,735	20,683
Provision for doubtful accounts	1,847	1,413
Depreciation and amortization	2,753	2,844
Interest expense, net	9,834	8,476

Total expenses	91,478	84,915

Loss before income taxes	(2,717)	(2,546)
Provision (benefit) for income taxes	200	(851)

Net loss	$(2,917)	$(1,695)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Number of hospitals within hospitals (end of period)	9	11
Number of freestanding hospitals (end of period)	10	8
Number of total hospitals (end of period)	19	19
Licensed beds (end of period) (1)	1,009	922
Average licensed beds (1)	1,009	923
Admissions	2,266	1,990
Patient days	61,719	58,239
Occupancy rate	67.2%	70.1%
Percent net patient service revenue from Medicare	62.4%	68.6%
Percent net patient service revenue from commercial payors and Medicaid (2)	37.6%	31.4%
Net patient service revenue per patient day	$1,438	$1,413

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenues

Our net patient service revenue increased by $6.4 million, or 7.8%, for the three months ended March 31, 2008, to $88.8 million from $82.4 million for the comparable period in 2007. Patient days in the 2008 period were 3,480, or 6.0%, greater than the same period in 2007.

The increase in our net patient service revenue was comprised of a favorable benefit of $4.9 million from the increase in patient days and $1.5 million as the result of higher rates on a per patient day basis. During the three months ended March 31, 2008, our net patient service revenue per patient day was $1,438, which represented an increase of 1.7% compared to the same period in 2007. The increase in net patient service revenue on a per patient day basis during the 2008 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, our continued focus on treating higher acuity patients and an increase in the percentage of our revenues generated from commercial payors. These favorable items were partially offset by the unfavorable annual regulatory updates implemented by Medicare in the 2007 Final Rule.

Total Expenses

Total expenses increased by $6.6 million to $91.5 million for the three months ended March 31, 2008 as compared to $84.9 million for the same period in 2007. Of this $6.6 million increase in total expenses, approximately $3.1 million was attributable to an increase in salaries, wages, and benefits. This increase was due primarily to our increase in operating capacity, patient days and annual inflationary increases.

The remaining $3.5 million of the total $6.6 million increase was comprised of an increase in rent expense of $1.0 million and an increase of $1.4 million in interest expense, in addition to net increases in other expense categories. The increase in rent expense was the result of the overall increase in the number of operating locations and beds as discussed previously. The increase in interest expense was the result of a higher margin spread on our senior secured credit facility during the 2008 period as compared to the 2007 period as the result of the amendments to our senior secured credit facility during 2007.

Income Tax Expense

For the three months ended March 31, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We expected that no benefit or expense will be realized during 2008 for federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, availability of borrowings under a revolving credit facility, funds available under the Master Lease and expected cash flows generated by operations, although operating cash flows for the 3 months ending March 31, 2008 were negative. Our primary liquidity requirements will be for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At March 31, 2008, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $248.6 million term loan facility which matures on August 11, 2012, (ii) capital lease obligations of $4.2 million with varying maturities, and (iii) a $60.0 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. The full amount available under the term loan facility was used in connection with the Transactions.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments , actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of the Credit Agreement as amended.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and amendment number 1 to the credit agreement). At March 31, 2008, the interest rate applicable to the $248.6 million under our term loan facility was 9.08%.

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

On September 1, 2006, a newly formed subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. In connection with this Lease, Health Care REIT, Inc. agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions. The first facility to be developed under this Master Lease is our Boise, Idaho facility. Construction was completed on this facility near the end of March 2008 at a cost of approximately $21.2 million. Through March 31, 2008, Health Care REIT, Inc. had made payment to us of approximately $16.9 million as reimbursement for these capital expenditures. This facility opened in April 2008. This particular facility under this Master Lease will be accounted for as a lease financing obligation with the asset remaining capitalized upon completion. See note 8 in our condensed consolidated financial statements for additional discussion regarding this Lease.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility.

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $4.0 million during the remainder of 2008 based on our current plans, which includes remaining equipment needs at our Boise, Idaho facility and our ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

Three Months Ended March 31, 2008 and 2007

	Three Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007
Net cash used in operating activities	$(7,667)	$(16,358)
Net cash used in investing activities	(5,649)	(7,030)
Net cash provided by (used in) financing activities	2,167	(1,727)

For the three months ended March 31, 2008, operating activities used $7.7 million of cash as compared to using $16.4 million in cash for the comparable period in 2007. For the three-months ended March 31, 2008, we had a net loss of $2.9 million as compared to net loss of $1.7 million for the same period in 2007.

Accounts receivable increased by $11.5 million for the three months ended March 31, 2008 as compared to an increase of $6.7 million for the same period during 2007. Days of net patient service revenue in accounts receivable at March 31, 2008 had increased to 78.8 as compared to 77.6 at December 31, 2007. The increase in accounts receivable during the three months ended March 31, 2008 was principally due to an increase in net patient service revenue during this period.

Estimated third party payor settlements resulted in a net use of cash of $2.1 million as compared to a net use of cash of $8.4 million for the three months ended March 31, 2007. The use of cash during the 2008 period was principally due to the repayment to Medicare of amounts received as interim payments during 2007 in excess of revenues ultimately recognized.

Cash used in investing activities was $5.6 million for the three months ended March 31, 2008 as compared to $7.0 million in 2007. Cash used during the 2008 period was principally for the construction of our hospital in Boise, Idaho. This was offset by $2.9 million received in the 2008 period pursuant to our lease agreement with Healthcare REIT, Inc. attributable to our Milwaukee, Wisconsin facility. Cash used in investing activities during the 2007 period was principally for our San Antonio, Texas and Milwaukee, Wisconsin hospital projects.

Cash provided by financing activities for the three months ended March 31, 2008 was $2.2 million as compared to cash used of $1.7 million for the same period in 2007. During the 2008 period, we received $1.8 million pursuant to the Master Lease associated with our capital expenditures on our Boise, Idaho hospital project, and received $1.8 million in proceeds by entering a capital lease on various equipment.

Seasonality

Our business experiences seasonality resulting in variation in census levels, with the highest census historically occurring in the first quarter of the year and the lowest census occurring in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTAC hospital PPS payments are subject to fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services.

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

At March 31, 2008, we had $248.6 million in senior term loans outstanding and a borrowing availability of $54.3 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate Swap Agreement that would provide protection against fluctuations in interest rates on a notional amount of $12 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement will cap the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

LifeCare Holdings, Inc.

By:	/s/ G. Wayne McAlister
G. Wayne McAlister
Chief Executive Officer

By:	/s/ Chris A. Walker
Chris A. Walker
Chief Financial Officer

Dated: May 15, 2008

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