Form 10-Q
period 2008-06-30
LifeCare Holdings, Inc.
filed 2008-08-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

As of August 1, 2008, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$20,248	$17,816
Accounts receivable, net of allowance for doubtful accounts of $20,211 and $19,394 respectively	60,860	66,911
Estimated third-party payor settlements	4,604	—
Income taxes	2,314	2,025
Other current assets	11,263	13,597

Total current assets	99,289	100,349
Property and equipment, net	87,542	83,317
Other assets	14,154	15,675
Identifiable intangibles, net	17,875	18,445
Goodwill	263,970	263,970

	$482,830	$481,756

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	1,277	1,604
Current installment of lease financing obligation	403	—
Estimated third party payor settlements	—	5,744
Accounts payable	19,809	23,438
Accrued payroll	7,119	6,351
Accrued vacation	4,603	3,489
Accrued insurance	1,195	1,087
Accrued interest	5,298	5,181
Accrued other	4,060	2,739

Total current liabilities	46,314	52,183
Long-term debt, excluding current installments	402,438	393,713
Obligations under capital leases, excluding current installments	2,129	741
Lease financing obligation, excluding current installments	19,226	16,590
Accrued insurance	5,272	4,714
Other noncurrent liabilities	14,115	13,582

Total liabilities	489,494	481,523

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	171,824	171,677
Accumulated deficit	(178,488)	(171,444)

Total stockholder’s equity (deficit)	(6,664)	233

	$482,830	$481,756

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
Net patient service revenue	$86,632	$82,554	$175,393	$164,923

Salaries, wages, and benefits	41,803	39,235	82,891	77,215
Supplies	8,804	8,361	17,856	16,760
Rent	6,558	4,856	12,728	9,979
Other operating expenses	20,842	21,425	41,576	42,105
Provision for doubtful accounts	601	1,471	2,448	2,884
Depreciation and amortization	2,834	2,889	5,587	5,733
Interest expense, net	9,092	9,023	18,926	17,498

Total expenses	90,534	87,260	182,012	172,174

Operating loss	(3,902)	(4,706)	(6,619)	(7,251)
Equity in loss of joint venture	—	(343)	—	(343)

Loss before income taxes	(3,902)	(5,049)	(6,619)	(7,594)
Provision (benefit) for income taxes	225	152	425	(699)

Net loss	$(4,127)	$(5,201)	$(7,044)	$(6,895)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Equity

For the six months ended June 30, 2008

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2007	$—	$171,677	$(171,444)	$233
Equity compensation	—	147	—	147
Net loss	—	—	(7,044)	(7,044)

Balance, June 30, 2008	$—	$171,824	$(178,488)	$(6,664)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(7,044)	$(6,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,634	6,495
Provision for doubtful accounts	2,448	2,884
Equity compensation amortization	147	329
Changes in operating assets and liabilities:
Patient accounts receivable	3,603	(7,039)
Current income taxes	(292)	1,084
Prepaid expenses and other current assets	(565)	598
Other assets	472	138
Estimated third-party payor settlements	(10,348)	(10,674)
Accounts payable and accrued expenses	1,902	(4,299)
Other liabilities	1,091	1,215

Net cash used in operating activities	(1,952)	(16,164)

Cash flows from investing activities:
Purchases of property and equipment	(10,558)	(24,781)
Sale-leaseback proceeds	3,714	29,292

Net cash provided by (used in) investing activities	(6,844)	4,511

Cash flows from financing activities:
Deferred financing cost	—	(1,089)
Lease financing obligation proceeds	2,366	5,776
Payments on lease financing obligation	(100)	—
Net change in borrowings under the line of credit	10,000	—
Payments of notes payable and long-term debt	(1,275)	(1,275)
Proceeds from capital lease financing	1,802	—
Payments on obligations under capital leases	(1,565)	(2,229)

Net cash provided by financing activities	11,228	1,183

Net increase (decrease) in cash and cash equivalents	2,432	(10,470)
Cash and cash equivalents, beginning of period	17,816	33,250

Cash and cash equivalents, end of period	$20,248	$22,780

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$19,114	$17,544
Net income taxes paid (received)	714	(1,781)
Noncash:
Equipment purchased through capital lease financing	824	345
Removal of lease financing obligation for facility sale-leaseback	—	13,086

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of annualized financial results.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, recording of impairments may be required.

Income Taxes

For the six months ended June 30, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We expect that no benefit or expense will be realized during 2008 for federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for tax years 2004 through 2007. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We account for equity-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Pursuant to SFAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2008 was $0 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00% to 3.39%. Expected volatility was derived using data drawn from other public healthcare companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 1,728,000 options granted during the six months ended June 30, 2008 (see note 5).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”) which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures, but is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. We adopted SFAS 157 on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. The adoption of Statement 157 had no impact on our financial position, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS No. 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 became effective for fiscal years that begin after November 15, 2007. The adoption of SFAS 159 had no impact on our financial position, results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2008 consolidated financial statements.

(3)	Net Patient Service Revenue

The Company recognizes in its consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and six months ended June 30, 2008 included decreases of $1.0 million and $1.5 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to a decrease of $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively.

(4)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior secured credit facility—term loan	$247,988	$249,263
9 1/4% senior subordinated notes	147,000	147,000
Revolving credit facility	10,000	—

Total long-term debt	404,988	396,263
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$402,438	$393,713

The senior secured credit facility consists of (i) a $60.0 million Revolving Credit Facility, subject to availability, of which $10.0 million is outstanding, and (ii) a $248.0 million Term Loan B Facility (“Facility”).

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility beginning with the fiscal period ending December 31, 2008. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing 4 quarter basis. A cure right was exercised for the fiscal quarter ended September 30, 2007 in the amount of $6.0 million. This cure amount has been a component of consolidated EBITDA for financial covenant purposes through the fiscal period ended June 30, 2008. This particular cure amount, however, will not be included in subsequent fiscal periods for financial covenant test purposes.

(5)	Stock Options

Successor Stock Option Plan

At June 30, 2008, there were 2,860,000 million shares of common stock of Holdings (our parent Company) available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Income from the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 includes $47,000, $0.2 million, $0.1 million, and $0.3 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2008:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2007	841,000	$2.50
Granted	1,728,000	2.50
Exercised	—	—
Forfeited	(105,000)	2.50
Expired	(63,750)	2.50

Balance at June 30, 2008	2,400,250	$2.50

At June 30, 2008, the weighted average remaining contractual life of outstanding options was 9.3 years, and 152,063 stock options were exercisable. At June 30, 2008, the vested stock options had a weighted average exercise price of $2.50, remaining weighted average contractual life of 7.7 years and no intrinsic value.

As of June 30, 2008, there was approximately $0.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately three years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the six months ended June 30, 2008:

Number of Shares
Number of unvested shares:
Outstanding at December 31, 2007	10,000
Vested	(10,000)

Outstanding at June 30, 2008	—

One of the holders of restricted stock resigned from the Company during 2008. As part of the separation agreement, the 10,000 outstanding unvested shares were vested. Additionally, 20,000 shares were purchased from the holder for $2.50 per share.

In 2008, the Company entered into a restricted stock award agreement with its chief executive officer and president whereby they would be awarded 400,000 and 300,000 shares, respectively, if the Company meets or exceeds certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was $0.

As of June 30, 2008, there was no unrecognized compensation costs related to restricted stock awards.

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

We undertake various procedures to assure that our annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, we conducted an internal review of our previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, we made certain adjustments in 2003 to our previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (“OIG”), which reviewed our findings. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years. It requires, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to OIG regarding certain specified items, including our ongoing corporate compliance audit findings in areas such as cost reporting, physician contracting and charge master reviews, and (3) report the occurrence of certain other events.

(7)	Commitments and Contingencies

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. In the aftermath of the hurricane, an investigation was conducted by the Louisiana Attorney General’s office. The investigation culminated in a Grand Jury being convened in February of 2007 to determine if criminal charges should be filed against three individuals, who were not our employees, but who were caring for patients in Memorial Medical Center after the hurricane. Two of the individuals were subsequently granted immunity and the Grand Jury declined to indict the third. Neither the Company nor its employees have been named in any lawsuits or matters related to illegal or criminal activities associated with Hurricane Katrina.

We are currently defending ourselves against a variety of Hurricane Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Hurricane Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Hurricane Katrina matters which would negatively impact the Company’s financial position, liquidity and results of operations.

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as a long-term acute care (“LTAC”) hospital in accordance with Medicare regulations. Additionally, many of the Company’s hospitals operate in space leased from general acute care hospitals (“host hospitals”); consequently, these “hospitals within a hospital” (“HIH”) are subject to additional specific Medicare HIH regulations in addition to the general LTAC hospital regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTAC hospital located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTAC hospital. The determinations are made on an annual basis.

A provider that loses its ability to receive Medicare payments pursuant to the Long-Term Acute Care Prospective Payment System (“PPS”) must go through the same certification process as new LTAC hospital providers must go through to obtain their initial certification to be reimbursed pursuant to PPS. During this re-certification period, which could range from six to nine months, the provider would be paid for providing services to Medicare beneficiaries at rates that are lower than rates currently paid pursuant to PPS.

In 2007, one of our hospitals, with multiple campus locations, failed to achieve the twenty-five day length of stay requirement for the twelve months ended December 31, 2007. The LTAC hospital regulations provide that a hospital may correct this type of deficiency in the subsequent cost report period following the period in which the twenty-five day length of stay requirement was not achieved. The fiscal intermediary for this hospital reviewed the hospital’s discharge information for the five months ending May 31, 2008 for compliance with the twenty-five day length of stay requirement. Based upon this review, the fiscal intermediary determined that the hospital met the twenty-five day length of stay requirement and issued its recommendation to CMS that the hospital continue to be certified as an LTAC hospital. The hospital is currently eligible and will continue to be eligible to receive Medicare payments pursuant to LTAC hospital regulations for discharges on or after January 1, 2009. We believe that this hospital, and our remaining hospitals, are currently in compliance with the Medicare regulations regarding LTAC hospitals and will maintain compliance under these regulations.

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate LTAC hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.8 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit is secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have established a carrying value of $0.4 million associated with this guarantee, which is recorded in other noncurrent liabilities. This value was determined based upon our estimates and probabilities of the likelihood that the operations of this joint venture would result in us becoming liable under the established letter of credit.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

(8)	Sale-Leaseback and Lease Financing Obligations

On September 1, 2006, a newly formed subsidiary (“Tenant”) of the Company entered into a separate Master Lease Agreement (“Lease”) with Health Care REIT, Inc. (“Landlord”) to acquire and develop hospital facilities (“Facilities”). The Company granted Landlord the limited right and option, for a three-year period, to acquire or develop and subsequently lease Facilities to Tenant. Tenant will sublease each Facility to a wholly-owned subsidiary of Tenant (“Subtenant”) and the licensed operator of each Facility will be the Tenant or a Subtenant. In connection with this Lease, the Landlord has agreed to make available up to $250.0 million for investments in hospital facilities, subject to certain terms and conditions. The initial term of the Lease is 15 years and the Tenant has one 15-year renewal option. Upon each addition of a Facility, the term will be extended to a date 15 years from the date of the addition. At the end of the term, the Tenant may exercise an option to purchase the Facilities at a price equal to the greater of the investment amount (which will include acquisition costs, development costs, renovation costs, closing cost and fees) or fair value.

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

Our Boise, Idaho facility was the first facility to be developed under this Lease. This facility was completed in March 2008 with construction cost of approximately $19.6 million. Through June 30, 2008, the Landlord had made payments to us of approximately $17.5 million as reimbursement for these capital expenditures. This particular facility under this Lease is accounted for as a lease financing obligation whereby the asset will remain capitalized on our balance sheet. This facility opened during April 2008.

In connection with this facility and in accordance with the terms of the Lease, we have issued $6.1 million in letters of credit through June 30, 2008, payable to the Landlord utilizing capacity available for letters of credit under our revolving credit agreement.

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

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three and six months ended at June 30, 2008 and 2007. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

June 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$20,247	$1	$—	$20,248
Accounts receivable, net of allowance for doubtful accounts	—	60,824	36	—	60,860
Due to/from related parties	159,339	(151,329)	(8,010)	—	—
Estimated third-party payor settlements	—	4,604	—	—	4,604
Income taxes	2,548	(234)	—	—	2,314
Other current assets	—	8,822	2,441	—	11,263

Total current assets	161,887	(57,066)	(5,532)	—	99,289
Investment in subsidiary	236,895	—	—	(236,895)	—
Property and equipment, net	—	64,450	23,092	—	87,542
Other assets	10,430	3,724	—	—	14,154
Identifiable intangibles, net	—	17,875	—	—	17,875
Goodwill	—	263,970	—	—	263,970

	$409,212	$292,953	$17,560	$(236,895)	$482,830

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	—	$2,550
Current installments of obligations under capital leases	—	1,091	186	—	1,277
Current installment of lease financing obligation	—	—	403	—	403
Accounts payable	90	19,738	(19)	—	19,809
Accrued payroll	—	7,010	109	—	7,119
Accrued vacation	—	4,533	70	—	4,603
Accrued insurance	—	1,195	—	—	1,195
Accrued interest	5,298	—	—	—	5,298
Accrued other	—	3,747	313	—	4,060

Total current liabilities	7,938	37,314	1,062	—	46,314
Long-term debt, excluding current installments	402,438	—	—	—	402,438
Obligations under capital leases, excluding current installments	—	1,843	286	—	2,129
Lease-financing obligation, excluding current installments	—	—	19,226	—	19,226
Accrued insurance	—	5,272	—	—	5,272
Other noncurrent liabilities	5,500	8,615	—	—	14,115

Total liabilities	415,876	53,044	20,574	—	489,494

Commitments and contingencies

Stockholders’ equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	171,824	63	—	(63)	171,824
Retained earnings (accumulated deficit)	(178,488)	239,846	(3,014)	(236,832)	(178,488)

Total stockholders’ equity (deficit)	(6,664)	239,909	(3,014)	(236,895)	(6,664)

	$409,212	$292,953	$17,560	$(236,895)	$482,830

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$86,594	$38	$—	$86,632

Salaries, wages and benefits	51	40,847	905	—	41,803
Supplies	—	8,749	55	—	8,804
Rent	—	6,319	239	—	6,558
Other operating expenses	286	20,098	458	—	20,842
Provision for doubtful accounts	—	600	1	—	601
Depreciation and amortization	—	2,662	172	—	2,834
Intercompany (income) expenses	1,884	(1,884)	—	—	—
Interest expense, net	8,513	150	429	—	9,092

Total expenses	10,734	77,541	2,259	—	90,534

Operating income (loss)	(10,734)	9,053	(2,221)	—	(3,902)
Earnings in investments in subs	6,607	—	—	(6,607)	—

Income (loss) before income taxes	(4,127)	9,053	(2,221)	(6,607)	(3,902)
Provision for income taxes	—	225	—	—	225

Net income (loss)	$(4,127)	$8,828	$(2,221)	$(6,607)	$(4,127)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$175,355	$38	$—	$175,393

Salaries, wages and benefits	153	81,410	1,328	—	82,891
Supplies	—	17,801	55	—	17,856
Rent	—	12,452	276	—	12,728
Other operating expenses	531	40,380	665	—	41,576
Provision for doubtful accounts	—	2,447	1	—	2,448
Depreciation and amortization	—	5,404	183	—	5,587
Intercompany (income) expenses	3,355	(3,355)	—	—	—
Interest expense, net	18,262	228	436	—	18,926

Total expenses	22,301	156,767	2,944	—	182,012

Operating income (loss)	(22,301)	18,588	(2,906)	—	(6,619)
Earnings in investments in subs	15,257	—	—	(15,257)	—

Income (loss) before income taxes	(7,044)	18,588	(2,906)	(15,257)	(6,619)
Provision for income taxes	—	425	—	—	425

Net income (loss)	$(7,044)	$18,163	$(2,906)	$(15,257)	$(7,044)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,044)	$18,163	$(2,906)	$(15,257)	$(7,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,047	5,404	183	—	6,634
Provision for doubtful accounts	—	2,447	1	—	2,448
Equity compensation amortization	147	—	—	—	147
Changes in operating assets and liabilities:
Patient accounts receivable	—	3,640	(37)	—	3,603
Current income taxes	—	(292)	—	—	(292)
Other current assets	301	(674)	(192)	—	(565)
Change in investments in subsidiary	(15,257)	—	—	15,257	—
Other assets	(81)	553	—	—	472
Due to from related parties	12,093	(19,154)	7,061	—	—
Estimated third-party payor settlements	—	(10,348)	—	—	(10,348)
Accounts payable and accrued expenses	69	2,487	(654)	—	1,902
Other liabilities	—	1,091	—	—	1,091

Net cash provided by (used in) operating activities	(8,725)	3,317	3,456	—	(1,952)

Cash from investing activities:
Purchases of property and equipment	—	(4,364)	(6,194)	—	(10,558)
Sale-leaseback proceeds	—	3,714	—	—	3,714

Net cash provided by (used in) investing activities	—	(650)	(6,194)	—	(6,844)

Cash flows from financing activities:
Lease financing obligation proceeds	—	—	2,366	—	2,366
Payments on lease financing obligations	—	—	(100)	—	(100)
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of notes payable and long-term debt	(1,275)	—	—	—	(1,275)
Proceeds from capital lease financing	—	1,329	473	—	1,802
Payments on obligations under capital leases	—	(1,565)	—	—	(1,565)

Net cash provided by (used in) financing activities	8,725	(236)	2,739	—	11,228

Net increase in cash and cash equivalents	—	2,431	1	—	2,432
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$20,247	$1	$—	$20,248

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$17,816	$—	$—	$17,816
Accounts receivable, net of allowance for doubtful accounts	—	66,911	—	—	66,911
Due to/from related parties	171,285	(170,336)	(949)	—	—
Income taxes	2,548	(523)	—	—	2,025
Other current assets	301	11,819	1,477	—	13,597

Total current assets	174,134	(74,313)	528	—	100,349
Investment in subsidiary	221,638	—	—	(221,638)	—
Property and equipment, net	—	66,235	17,082	—	83,317
Other assets	11,398	4,277	—	—	15,675
Identifiable intangibles, net	—	18,445	—	—	18,445
Goodwill	—	263,970	—	—	263,970

	$407,170	$278,614	$17,610	$(221,638)	$481,756

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	1,604	—	—	1,604
Estimated third-party payor settlements	—	5,744	—	—	5,744
Accounts payable	(7)	22,317	1,128	—	23,438
Accrued payroll	—	6,351	—	—	6,351
Accrued vacation	—	3,489	—	—	3,489
Accrued insurance	—	1,087	—	—	1,087
Accrued interest	5,181	—	—	—	5,181
Accrued other	—	2,739	—	—	2,739

Total current liabilities	7,724	43,331	1,128	—	52,183
Long-term debt, excluding current installments	393,713	—	—	—	393,713
Obligations under capital leases, excluding current installments	—	741	—	—	741
Lease-financing obligation, excluding current installments	—	—	16,590	—	16,590
Accrued insurance	—	4,714	—	—	4,714
Other noncurrent liabilities	5,500	8,082	—	—	13,582

Total liabilities	406,937	56,868	17,718	—	481,523

Stockholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	171,677	62	—	(62)	171,677
Retained earnings (accumulated deficit)	(171,444)	221,684	(108)	(221,576)	(171,444)

Total stockholders’ equity (deficit)	233	221,746	(108)	(221,638)	233

	$407,170	$278,614	$17,610	$(221,638)	$481,756

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$82,554	$—	$—	$82,554

Salaries, wages and benefits	167	39,068	—	—	39,235
Supplies	—	8,361	—	—	8,361
Rent	—	4,856	—	—	4,856
Other operating expenses	216	21,209	—	—	21,425
Provision for doubtful accounts	—	1,471	—	—	1,471
Depreciation and amortization	—	2,889	—	—	2,889
Intercompany (income) expenses	1,432	(1,432)	—	—	—
Interest expense, net	9,069	(46)	—	—	9,023

Total expenses	10,884	76,376	—	—	87,260

Operating income (loss)	(10,884)	6,178	—	—	(4,706)
Earnings in investments in subs	5,708	—	—	(5,708)	—
Equity in loss of joint venture	—	(343)	—	—	(343)

Income (loss) before income taxes	(5,176)	5,835	—	(5,708)	(5,049)
Provision for income taxes	25	127	—	—	152
Net income (loss)	$(5,201)	$5,708	$—	$(5,708)	$(5,201)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$164,923	$—	$—	$164,923

Salaries, wages and benefits	334	76,881	—	—	77,215
Supplies	—	16,760	—	—	16,760
Rent	—	9,979	—	—	9,979
Other operating expenses	431	41,674	—	—	42,105
Provision for doubtful accounts	—	2,884	—	—	2,884
Depreciation and amortization	—	5,733	—	—	5,733
Intercompany (income) expenses	2,730	(2,730)	—	—	—
Interest expense, net	17,685	(187)	—	—	17,498

Total expenses	21,180	150,994	—	—	172,174

Operating income (loss)	(21,180)	13,929	—	—	(7,251)
Earnings in investments in subs	13,419	—	—	(13,419)	—
Equity in loss of joint venture	—	(343)	—	—	(343)

Income (loss) before income taxes	(7,761)	13,586	—	(13,419)	(7,594)
Provision for (benefit from) income taxes	(866)	167	—	—	(699)

Net income (loss)	$(6,895)	$13,419	$—	$(13,419)	$(6,895)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(6,895)	$13,419	$—	$(13,419)	$(6,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	762	5,733	—	—	6,495
Provision for doubtful accounts	—	2,884	—	—	2,884
Equity compensation amortization	329	—	—	—	329
Changes in operating assets and liabilities:	—	—	—	—
Patient accounts receivable	—	(7,039)	—	—	(7,039)
Current income taxes	—	1,084	—	—	1,084
Other current assets	(342)	940	—	—	598
Change in investments in subsidiary	(13,419)	—	—	13,419	—
Other assets	(1,090)	1,228	—	—	138
Due to from related parties	22,988	(22,725)	(263)	—	—
Estimated third-party payor settlements	—	(10,674)	—	—	(10,674)
Accounts payable and accrued expenses	31	(4,330)	—	—	(4,299)
Other liabilities	—	1,215	—	—	1,215

Net cash provided by (used) in operating activities	2,364	(18,265)	(263)	—	(16,164)

Cash from investing activities:
Purchases of property and equipment	—	(19,268)	(5,513)	—	(24,781)
Sale-leaseback proceeds	—	29,292	—	—	29,292

Net cash provided by (used in) investing activities	—	10,024	(5,513)	—	4,511

Cash flows from financing activities:
Deferred financing costs	(1,089)	—	—	—	(1,089)
Lease financing obligation proceeds	—	—	5,776	—	5,776
Payments of notes payable and long-term debt	(1,275)	—	—	—	(1,275)
Payments on obligations under capital leases	—	(2,229)	—	—	(2,229)

Net cash provided by (used in) financing activities	(2,364)	(2,229)	5,776	—	1,183

Net decrease in cash and cash equivalents	—	(10,470)	—	—	(10,470)
Cash and cash equivalents, beginning of period	—	33,250	—	—	33,250

Cash and cash equivalents, end of period	$—	$22,780	$—	$—	$22,780

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of June 30, 2008 we operated 20 hospitals located in 10 states, consisting of nine “hospital within a hospital” (“HIH”) facilities (29% of beds) and 11 freestanding facilities (71% of beds). Through these 20 LTAC hospitals, we operate a total of 1,079 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

Recent Trends and Events

Impact of Hurricane Katrina

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. In the aftermath of the hurricane, an investigation was conducted by the Louisiana Attorney General’s office. The investigation culminated in a Grand Jury being convened in February of 2007 to determine if criminal charges should be filed against three individuals, who were not our employees, but who were caring for patients in Memorial Medical Center after the hurricane. Two of the individuals were subsequently granted immunity and the Grand Jury declined to indict the third. Neither the Company nor its employees have been named in any illegal or criminal activities associated with Hurricane Katrina.

We are currently defending ourselves against a variety of Hurricane Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Hurricane Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Hurricane Katrina matters which would negatively impact the Company’s financial position, liquidity and results of operations.

Hospital Openings and Closings

In April 2008, we opened a new 60-bed freestanding facility in Boise, Idaho, and added 10 beds to our Denver facility. During the first quarter of 2007, we terminated the lease at the Doctors Hospital campus in Shreveport, Louisiana. Eight beds were transferred to another location and the 11 beds remaining at this location were closed. Eight beds were added to our Denver, Colorado location during the same period. In June 2007, we opened a 62-bed freestanding hospital in San Antonio, Texas, which replaced a 34-bed HIH in San Antonio that was closed in the same month. In August 2007, 21 additional beds were added to our Denver location. In September 2007, we opened a 62-bed freestanding hospital in Milwaukee, Wisconsin, which replaced a 35-bed HIH in Milwaukee that was closed in the same month. Additionally, during September 2007 we added 10 intensive care unit level beds to our hospital located in Fort Worth, Texas.

The assets formerly located in our hospitals that were closed or relocated are being used at other locations or were disposed.

Regulatory Changes

Approximately 61.2% and 66.4% of our total net patient service revenue for the six months ended June 30, 2008 and 2007, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2008 Final Rule

On May 2, 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals that will be effective for all discharges on or after July 1, 2008 (the “2008 Final Rule”). The 2008 Final Rule included, among other things, (1) an increase in the standard federal rate to $39,114, which represents a 2.7% increase, and (2) an increase in the high-cost outlier threshold of $2,222 to $22,960. Additionally, CMS is changing the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which will result in the 2009 rate year rates being in effect for 15 months beginning July 1, 2008. CMS has estimated that the proposed changes for the 2009 rate year, taken as a whole, will result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, will see varying effects of this rule depending on their Medicare patient population and their specific base rate changes due to geographical location.

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of Medicare-Severity DRGs (“MS-LT-DRG”) that will become effective for discharges on or after October 1, 2008. CMS has indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments will be unaffected by these changes. It is likely, however, that individual hospitals will see varying effects of this rule depending upon the acuity levels of their Medicare patient populations.

The Medicare, Medicaid and SCHIP Extension Act of 2007

On December 29, 2007, legislation known as the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “MMSEA”) was signed into law and became effective for cost reporting periods beginning after December 29, 2007. This legislation provides for, among other things:

1)	enhanced medical necessity reviews of LTAC hospital cases and a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

2)	three-year moratoriums on the following:

a.	the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

b.	an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one LTAC hospital or upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

c.	the application of the so-called “25 Percent Rule” to freestanding and grandfathered LTAC hospitals;

d.	the very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 11, 2007; and

e.	the application of a one-time budget neutrality adjustment of payment rates to LTAC hospitals under the Long-Term Acute Care Prospective Payment System (“PPS”);

3)	a three-year period during which certain types of LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from the host hospitals and still be paid according to the LTAC hospital PPS;

4)	a three-year period during which certain types of LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”) may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to the LTAC prospective payment system; and

5)	the elimination of the July 1, 2007 market basket increase in the standard federal payment rate of 0.71%, effective for discharges occurring on or after April 1, 2008.

Additionally, the MMSEA expanded the definition of a LTAC hospital. Historically, for a hospital to be certified as a LTAC hospital, the primary requirement was the average length of stay for Medicare patients, measured annually at the end of a cost report period, be in excess of 25 days. The MMSEA modified this definition to include, among other items, that the LTAC hospital has a patient review process that screens patients prior to admission for appropriateness of admission, validates within 48 hours of admission that patients meet admission criteria, regularly evaluates patients during their stay and assesses available discharge options when patients fail to continue to meet stay criteria.

We believe that the additional certification criteria will not impact the certification status of our LTAC hospitals.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system regulations for fiscal year 2008. These regulations establish a new Medicare severity-based patient classification system for fiscal year 2008, called MS-LT-DRG for LTAC hospitals. The MS-LT-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS states that MS-LT-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LT-DRG payment weights. CMS has provided for a two year phase-in period to mitigate the transition in payments for short-term acute and LTAC PPS providers. In fiscal 2008, provider reimbursements are based 50% on new MS-LT-DRGs and 50% on existing DRGs. For fiscal 2009, 100% will be based on new MS-LT-DRGs.

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

Regulatory Matters

On June 12, 2006 we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG”) that settled certain cost report matters for the years 1997 to 2001. The CCA is effective for three years from the date of the CCA, and requires, among other things, that we continue to maintain our corporate compliance program, report certain events if they occur to the OIG and that we file an annual report with the OIG regarding certain specified items, including our on-going corporate compliance audit findings in areas such as cost reports, physician contracting and charge master reviews.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 61.2% and 66.4% of total net patient service revenue for the six months ended June 30, 2008 and 2007, respectively. Net patient service revenues generated from non-Medicare payors were primarily from commercial payors.

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

In 2007, one of our hospitals, with multiple campus locations, failed to achieve the twenty-five day length of stay requirement for the twelve months ended December 31, 2007. The LTAC hospital regulations provide that a hospital may correct this type of deficiency in the subsequent cost report period following the period in which the twenty-five day length of stay requirement was not achieved. The fiscal intermediary for this hospital reviewed the hospital’s discharge information for the five months ending May 31, 2008 for compliance with the twenty-five day length of stay requirement. Based upon this review, the fiscal intermediary determined that the hospital met the twenty-five day length of stay requirement and issued their recommendation to CMS that the hospital continue to be certified as an LTAC hospital. The hospital is currently eligible and will continue to be eligible to receive Medicare payments pursuant to LTAC hospital regulations for discharges on or after January 1, 2009. We believe that this hospital, and our remaining hospitals, are currently in compliance with the Medicare regulations regarding LTAC hospitals and will maintain compliance under these regulations.

Total Expenses

Total expenses consists of salaries, wages and benefits, supplies (which includes expenses related to drug and medical supplies), rent, other operating expenses, provision for doubtful accounts, depreciation and amortization and interest expense. Other operating expenses include expenses such as contract labor, legal and accounting fees, insurance and contracted services purchased from host hospitals.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, recording of impairments may be required.

We are assessing the financial impact that the CMS regulations issued on May 2, 2008, as discussed previously, will have on our operations. It is possible that the impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Results of Operations

The following table sets forth operations results for each of the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net patient service revenue	$86,632	$82,554	$175,393	$164,923
Salaries, wages and benefits	41,803	39,235	82,891	77,215
Supplies	8,804	8,361	17,856	16,760
Rent	6,558	4,856	12,728	9,979
Other operating expenses	20,842	21,425	41,576	42,105
Provision for doubtful accounts	601	1,471	2,448	2,884
Depreciation and amortization	2,834	2,889	5,587	5,733
Interest expense, net	9,092	9,023	18,926	17,498

Total expenses	90,534	87,260	182,012	172,174

Operating loss	(3,902)	(4,706)	(6,619)	(7,251)
Equity in loss of joint venture	—	(343)	—	(343)

Loss before income taxes	(3,902)	(5,049)	(6,619)	(7,594)
Provision (benefit) for income taxes	225	152	425	(699)

Net loss	$(4,127)	$(5,201)	$(7,044)	$(6,895)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Number of hospitals within hospitals (end of period)	9	10	9	10
Number of freestanding hospitals (end of period)	11	9	11	9
Number of total hospitals (end of period)	20	19	20	19
Licensed beds (end of period)	1,079	951	1,079	951
Average licensed beds (1)	1,079	931	1,044	927
Admissions	2,075	1,906	4,341	3,896
Patient days	59,879	58,187	121,598	116,426
Occupancy rate	61.0%	69.4%	64.0%	69.7%
Percent net patient service revenue from Medicare	60.0%	64.3%	61.2%	66.4%
Percent net patient service revenue from commercial payors and Medicaid (2)	40.0%	35.7%	38.8%	33.6%
Net patient service revenue per patient day	$1,447	$1,420	$1,442	$1,417

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenues

Our net patient service revenue increased by $4.0 million, or 4.9%, for the three months ended June 30, 2008, to $86.6 million from $82.6 million for the comparable period in 2007. Patient days and admissions increased by 2.9% and 8.9%, respectively, during the three months ended June 30, 2008 as compared to the same period in 2007.

This increase in net patient service revenue was comprised of a $2.4 million favorable benefit from an increase in patient days and a favorable $1.6 million variance as the result of increased revenue per patient day. The increase in patient days and admissions were partially attributable to the expansion of our operations as discussed previously.

During the three months ended June 30, 2008 our net patient service revenue per patient day was $1,447, as compared to $1,420 for the 2007 period. The increase in net patient service revenue on a per patient day basis during the 2008 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, our continued focus on treating higher acuity patients and an increase in the percentage of our revenues generated from commercial payors. These favorable items were partially offset by the unfavorable annual regulatory updates implemented by Medicare in the 2007 Final Rule.

Total Expenses

Total expenses increased by $3.2 million to $90.5 million for the three months ended June 30, 2008 as compared to $87.3 million for the comparable period in 2007. Of the $3.2 million increase in total expenses, $2.6 million was in salaries, wages and benefits and $1.7 million was in rent expense, offset by a $0.9 million decrease in expense for the provision for doubtful accounts. The increase in salaries, wages and benefits and rent was the result of the expansion of our operations as discussed previously and annual inflationary increases. The decrease in the provision for doubtful accounts was due to recent favorable collection trends.

Income Tax Expense

For the three months ended June 30, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We expect that no benefit or expense will be realized during 2008 for federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenues

Our net patient service revenue increased by $10.5 million, or 6.3%, for the six months ended June 30, 2008, to $175.4 million from $164.9 million for the comparable period in 2007. Patient days and admissions increased by 4.4% and 11.4%, respectively, for the six months ended June 30, 2008 as compared to the same period in 2007.

This increase in net patient service revenue was comprised of a $7.4 million favorable benefit from an increase in patient days and a favorable $3.1 million variance as the result of increased revenue per patient day. The increase in patient days and admissions were partially attributable to the expansion of our operations as discussed previously.

During the six months ended June 30, 2008 and 2007, our net patient service revenue per patient day was $1,442 and $1,417, respectively. The increase in net patient service revenue on a per patient day basis during the 2008 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, our continued focus on treating higher acuity patients and an increase in the percentage of our revenues generated from commercial payors. These favorable items were partially offset by the unfavorable annual regulatory updates implemented by Medicare in the 2007 Final Rule.

Total Expenses

Total expenses increased by $9.8 million to $182.0 million for the six months ended June 30, 2008 as compared to $172.2 million for the comparable period in 2007. Of the $9.8 million increase in total expenses, $5.7 million was in salaries, wages and benefits, $2.7 million was in rent expense and $1.4 million was in net interest expense.

The increases in salaries, wages and benefits was the result of a combination of the increase in patient days of 5,172 discussed previously, and annual inflationary increases. The increase in rent expense was attributable to the net increase in beds as discussed previously. The increase in net interest expense was the result of higher interest rates during the 2008 period due to increased interest margins on our senior secured credit facility as discussed further in the Liquidity and Capital Resources section contained herein.

Income Tax Expense

For the six months ended June 30, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We expect that no benefit or expense will be realized during 2008 for federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, availability of borrowings under a revolving credit facility, funds available under the Master Lease, as discussed below, and expected cash flows generated by operations, although operating cash flows for the six months ending June 30, 2008 were negative. Our primary liquidity requirements will be for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At June 30, 2008, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $248.0 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $10.0 million is outstanding, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $3.4 million with varying maturities. The full amount available under the term loan facility was used in connection with the Transactions, as discussed in the Form 10-K we filed on March 28, 2008 with the Securities and Exchange Commission.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility beginning with the fiscal period ended December 31, 2008. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments , actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and amendment number one to the credit agreement). At June 30, 2008, the interest rate applicable to the $248.0 million under our term loan facility was 7.05%, and the rate on the $10.0 million outstanding balance of the revolving credit facility was 7.16%

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing 4 quarter basis. A cure right was exercised for the fiscal quarter ended September 30, 2007 in the amount of $6.0 million. This cure amount has been a component of consolidated EBITDA for financial covenant purposes through the fiscal period ended June 30, 2008. This particular cure amount, however, will not be included in subsequent fiscal periods for financial covenant test purposes.

We believe that our cash on hand, expected cash flows from operations, potential availability of borrowings under the revolving portion of our senior secured credit facilities, and funds available under the Master Lease, as discussed below, will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months.

On September 1, 2006, a newly formed subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. In connection with this Lease, Health Care REIT, Inc. agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions. Our Boise, Idaho facility was the first facility to be developed under this Master Lease. This facility was completed in March 2008 with construction cost of approximately $19.6 million. Through June 30, 2008, Health Care REIT, Inc. had made payments to us of approximately $17.5 million as reimbursement for these capital expenditures. This facility opened in April 2008. This particular facility under this Master Lease is accounted for as a lease financing obligation whereby the asset will remain capitalized on our balance sheet. See note 8 in our condensed consolidated financial statements for additional discussion regarding this Lease.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility.

Capital Expenditures

We anticipate that we will incur capital expenditures of approximately $2.7 million during the remainder of 2008 based on our current plans, which includes remaining equipment needs at our Boise, Idaho facility and our ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the statement of cash flows (in thousands):

	Six Months Ended June 30
	2008	2007
Net cash (used in) operating activities	$(1,952)	$(16,164)
Net cash provided by (used in) investing activities	(6,844)	4,511
Net cash provided by financing activities	11,228	1,183

For the six months ended June 30, 2008, cash used in operating activities was $2.0 million as compared to use of cash of $16.2 million in the comparable period in 2007. For the six-months ended June 30, 2008, we had a net loss of $7.0 million as compared to a net loss of $6.9 million for the same period in 2007. Accounts receivable decreased by $3.6 million for the six months ended June 30, 2008 as compared to an increase of $7.0 million for same period during 2007. Days of net patient service revenue in accounts receivable at June 30, 2008 had decreased to 64.1 as compared to 77.6 at December 31, 2007. An increase in accounts payable and accrued expenses provided net cash of $1.9 million for the six months ended June 30, 2008 as compared to a use of cash of $4.3 million in the comparable period in 2007.

Cash used in investing activities was $6.8 million for the six months ended June 30, 2008 as compared to providing cash of $4.5 million in 2007. Cash used during the 2008 period was principally for the construction of our hospital in Boise, Idaho. This was offset by $3.7 million received in the 2008 period pursuant to our lease agreement with Healthcare REIT, Inc. attributable to our Milwaukee, Wisconsin facility. During the six months ended June 30, 2007, we received $29.3 million of proceeds related to the lease agreement entered into with Health Care REIT, Inc. associated with our San Antonio, Texas and Milwaukee, Wisconsin facilities.

Cash provided by financing activities for the six months ended June 30, 2008 was $11.2 million as compared to $1.2 million for the same period in 2007. During the six months ended June 30, 2008, we borrowed $10.0 million from our revolving line of credit. During the 2008 and 2007 periods, proceeds of $2.4 million and $5.8 million were received from Health Care REIT, Inc. for capital expenditures associated with our development project in Boise, Idaho.

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

At June 30, 2008, we had $248.0 million in senior term loans outstanding, $10.0 million outstanding under our revolving credit facility and borrowing availability of $50.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate swap agreement that would provide protection against fluctuations in interest rates on a notional amount of $12.0 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement caps the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures of a company are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We are a party to various legal actions that arise in the ordinary course of business, as well as other litigation described elsewhere in this report. These actions are primarily related to malpractice claims covered under insurance policies; however, there may be some legal actions which are not insured. We are unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations, nor can there be any assurance that the resolution of any litigation or investigation, either individually or in the aggregate, would not have a material adverse effect on our financial position, results of operations or liquidity.

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
Chris A. Walker
Chief Financial Officer

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit	Description
10.1	Amendment No. 1 to G. Wayne McAlister’s employment agreement.

10.2	Amendment No. 1 to Phillip B. Douglas’ employment agreement.

10.3	Amended and restated executive employment agreement for Chris A. Walker.

10.4	Employment Agreement with Grant B. Asay.

10.5	Amendment No. 1 to Grant B. Asay’s employment agreement.

10.6	Form of Transaction Bonus Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.