Form 10-Q
period 2008-09-30
LifeCare Holdings, Inc.
filed 2008-11-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of November 1, 2008, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(In thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$22,253	$17,816
Accounts receivable, net of allowance for doubtful accounts of $18,948 and $19,394 respectively	66,992	66,911
Income taxes	1,511	2,025
Other current assets	8,959	13,597

Total current assets	99,715	100,349
Property and equipment, net	86,055	83,317
Other assets	13,420	15,675
Identifiable intangibles, net	17,590	18,445
Goodwill	263,970	263,970

	$480,750	$481,756

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	1,227	1,604
Current installment of lease financing obligation	410	—
Estimated third party payor settlements	2,589	5,744
Accounts payable	22,518	23,438
Accrued payroll	10,608	6,351
Accrued vacation	4,126	3,489
Accrued insurance	1,241	1,087
Accrued interest	1,935	5,181
Accrued other	4,216	2,739

Total current liabilities	51,420	52,183
Long-term debt, excluding current installments	401,800	393,713
Obligations under capital leases, excluding current installments	2,173	741
Lease financing obligation, excluding current installments	18,527	16,590
Accrued insurance	5,030	4,714
Other noncurrent liabilities	14,332	13,582

Total liabilities	493,282	481,523

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	171,880	171,677
Accumulated deficit	(184,412)	(171,444)

Total stockholder’s equity (deficit)	(12,532)	233

	$480,750	$481,756

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net patient service revenue	$82,394	$77,553	$257,786	$242,475

Salaries, wages, and benefits	40,520	40,389	123,411	117,604
Supplies	8,353	8,191	26,209	24,951
Rent	6,331	5,712	19,060	15,691
Other operating expenses	19,902	21,180	61,475	63,286
Provision for doubtful accounts	151	1,404	2,600	4,287
Depreciation and amortization	3,018	2,952	8,605	8,685
Goodwill impairment charge	—	3,834	—	3,834
Interest expense, net	9,209	8,967	28,135	26,466

Total expenses	87,484	92,629	269,495	264,804

Operating loss	(5,090)	(15,076)	(11,709)	(22,329)
Equity in loss of joint venture	—	(106)	—	(448)

Loss before income taxes	(5,090)	(15,182)	(11,709)	(22,777)
Provision (benefit) for income taxes	835	(1,953)	1,259	(2,652)

Net loss	$(5,925)	$(13,229)	$(12,968)	$(20,125)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity (Deficit)

For the nine months ended September 30, 2008

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2007	$—	$171,677	$(171,444)	$233
Equity compensation amortization	—	203	—	203
Net loss	—	—	(12,968)	(12,968)

Balance, September 30, 2008	$—	$171,880	$(184,412)	$(12,532)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(12,968)	$(20,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,202	9,865
Provision for doubtful accounts	2,600	4,287
Impairment charges	—	3,834
Equity in losses of joint venture	—	448
Deferred income taxes	—	2,087
Equity compensation amortization	203	519
Changes in operating assets and liabilities:
Accounts receivable	(2,681)	(7,409)
Current income taxes	514	(2,169)
Prepaid expenses and other current assets	(213)	(954)
Other assets	656	(131)
Estimated third-party payor settlements	(3,155)	(7,884)
Accounts payable and accrued expenses	4,605	3,322
Other liabilities	1,068	1,509

Net cash provided by (used in) operating activities	831	(12,801)

Cash from investing activities:
Purchases of property and equipment	(11,722)	(37,252)
Sale-leaseback proceeds	3,714	26,669

Net cash used in investing activities	(8,008)	(10,583)

Cash flows from financing activities:
Deferred financing cost	—	(1,089)
Proceeds from lease financing obligation	3,829	10,466
Payment on lease financing obligation	(200)	—
Net change in borrowings under the line of credit	10,000	—
Payments of notes payable and long-term debt	(1,913)	(2,550)
Proceeds from capital lease financing	1,802	—
Payments on obligations under capital leases	(1,904)	(3,122)

Net cash provided by financing activities	11,614	3,705

Net increase (decrease) in cash and cash equivalents	4,437	(19,679)
Cash and cash equivalents, beginning of period	17,816	33,250

Cash and cash equivalents, end of period	$22,253	$13,571

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$31,844	$29,751
Net income taxes paid (received)	746	(2,570)
Noncash:
Equipment purchased through capital lease financing	1,157	298
Removal of lease financing obligation for facility sale-leaseback	—	32,759
Accrual of purchases of property and equipment	—	3,898
Accrual of reimbursement due from REIT	—	7,676

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of annualized financial results.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Topic No. D-101 Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

Income Taxes

For the nine months ended September 30, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes and revised estimates to the beginning of the year valuation allowance based on the final filing of amended tax returns and carryback of the 2007 net operating loss. We expect that no benefit or expense will be realized during 2008 for current year federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for original tax returns filed for 2005 through 2007. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We account for equity-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Pursuant to SFAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2008 was $0 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00% to 3.39%. Expected volatility was derived using data drawn from other public healthcare companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 1,728,000 options granted during the nine months ended September 30, 2008 (see note 5).

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

(3)	Net Patient Service Revenue and Allowance for Doubtful Accounts

We recognize in the consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended September 30, 2008 and 2007 included decreases of $0.1 million and $0.4 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. For the nine months ended September 30, 2008 and 2007, decreases of $1.6 million and $0.8 million, respectively, were included in net revenues related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. In addition, the provision for doubtful accounts for the nine-months ended September 30, 2008 of $2.6 million reflects the benefits of improved collections during 2008 on aged accounts previously reserved for and favorable accounts receivable aging trends.

(4)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Senior secured credit facility—term loan	$247,350	$249,263
9 1/4% senior subordinated notes	147,000	147,000
Revolving credit facility	10,000	—

Total long-term debt	404,350	396,263
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$401,800	$393,713

The senior secured credit facility consists of (i) a $60.0 million Revolving Credit Facility, subject to availability, of which $10.0 million is outstanding, and (ii) a $247.4 million Term Loan B Facility. Availability of borrowings under our Revolving Credit Facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

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

(5)	Stock Options

Successor Stock Option Plan

At September 30, 2008, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings’ common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Losses for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 include $0.1 million, $0.2 million, $0.2 million, and $0.5 million respectively, of pre-tax compensation costs related to stock-based compensation arrangements.

The following table summarizes stock option activity during the nine months ended September 30, 2008:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2007	841,000	$2.50
Granted	1,728,000	2.50
Exercised	—	—
Forfeited	(118,500)	2.50
Expired	(70,000)	2.50

Balance at September 30, 2008	2,380,500	$2.50

At September 30, 2008, the weighted average remaining contractual life of outstanding options was 9.0 years, and 261,250 stock options were exercisable. At September 30, 2008, the vested stock options had a weighted average exercise price of $2.50, remaining weighted average contractual life of 7.6 years and no intrinsic value.

As of September 30, 2008, there was approximately $0.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately two years.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2007	10,000		$5.05
Vested	(10,000)		5.05

Outstanding at September 30, 2008	—	$

One of the holders of restricted stock resigned from the Company during 2008. As part of the separation agreement, the 10,000 outstanding unvested shares were vested. Additionally, 20,000 shares were purchased from the holder for $2.50 per share.

In 2008, we entered into a restricted stock award agreement with our chief executive officer and president whereby they would be awarded 400,000 and 300,000 shares, respectively, if we meet or exceed certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was $0.

As of September 30, 2008, there was no unrecognized compensation costs related to restricted stock awards.

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

We are currently defending ourselves against a variety of Hurricane Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Hurricane Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Hurricane Katrina matters which would negatively impact our financial position, liquidity and results of operations.

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as a long-term acute care (“LTAC”) hospital in accordance with Medicare regulations. Additionally, many of our hospitals operate in space leased from general acute care hospitals (“host hospitals”); consequently, these “hospitals within a hospital” (“HIH”) are subject to additional specific Medicare HIH regulations in addition to the general LTAC hospital regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTAC hospital located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTAC hospital. The determinations are made on an annual basis.

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

(8)	Sale-Leaseback and Lease Financing Obligations

On September 1, 2006, a newly formed subsidiary (“Tenant”) of the Company entered into a separate Master Lease Agreement (“Lease”) with Health Care REIT, Inc. (“Landlord”) to acquire and develop hospital facilities (“Facilities”). The Company granted Landlord the limited right and option, for a three-year period, to acquire or develop and subsequently lease Facilities to Tenant. Tenant will sublease each Facility to a wholly-owned subsidiary of Tenant (“Subtenant”) and the licensed operator of each Facility will be the Tenant or a Subtenant. In connection with this Lease, the Landlord has agreed to make available up to $250.0 million for investments in hospital facilities, subject to approval of the Landlord and certain terms and conditions. The initial term of the Lease is 15 years and the Tenant has one 15-year renewal option. Upon each addition of a Facility, the term will be extended to a date 15 years from the date of the addition. At the end of the term, the Tenant may exercise an option to purchase the Facilities at a price equal to the greater of the investment amount (which includes acquisition costs, development costs, renovation costs, closing cost and fees) or fair value.

The initial rent for each Facility under the Lease is computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and is subject to an annual inflation adjustment. Lease payments is secured by receivables, assignment of leases and rents, assignment of management agreements, subordination of management fees and distributions, and cross-default, as well as a second lien on personal property and equipment owned by the Tenant. The Lease contains customary covenants, representations and warranties.

Our Boise, Idaho facility was the first facility to be developed under this Lease. This facility was completed in March 2008 with construction cost of approximately $19.6 million. Through September 30, 2008, the Landlord had made payments to us of approximately $18.9 million as reimbursement for these capital expenditures. This particular facility under this Lease is accounted for as a lease financing obligation whereby the asset remains capitalized on our balance sheet. This facility opened during April 2008.

In connection with this facility and in accordance with the terms of the Lease, we have issued $6.1 million in letters of credit through September 30, 2008, payable to the Landlord utilizing capacity available for letters of credit under our revolving credit agreement.

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

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three and nine months ended at September 30, 2008 and 2007. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$22,252	$1	$—	$22,253
Accounts receivable, net of allowance for doubtful accounts	—	66,601	391	—	66,992
Due to/from related parties	146,381	(137,664)	(8,717)	—	—
Income taxes	1,784	(273)	—	—	1,511
Other current assets	—	8,573	386	—	8,959

Total current assets	148,165	(40,511)	(7,939)	—	99,715
Investment in subsidiary	241,538	—	—	(241,538)	—
Property and equipment, net	—	63,259	22,796	—	86,055
Other assets	9,880	3,540	—	—	13,420
Identifiable intangibles, net	—	17,590	—	—	17,590
Goodwill	—	263,970	—	—	263,970

	$399,583	$307,848	$14,857	$(241,538)	$480,750

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	—	$2,550
Current installments of obligations under capital leases	—	976	251	—	1,227
Current installment of lease financing obligation	—	—	410	—	410
Estimated third-party payor settlements	—	2,589	—	—	2,589
Accounts payable	330	22,168	20	—	22,518
Accrued payroll	—	10,575	33	—	10,608
Accrued vacation	—	4,030	96	—	4,126
Accrued insurance	—	1,241	—	—	1,241
Accrued interest	1,935	—	—	—	1,935
Accrued other	—	3,945	271	—	4,216

Total current liabilities	4,815	45,524	1,081	—	51,420

Long-term debt, excluding current installments	401,800	—	—	—	401,800
Obligations under capital leases, excluding current installments	—	1,732	441	—	2,173
Lease-financing obligation, excluding current installments	—	—	18,527	—	18,527
Accrued insurance	—	5,030	—	—	5,030
Other noncurrent liabilities	5,500	8,832	—	—	14,332

Total liabilities	412,115	61,118	20,049	—	493,282

Commitments and contingencies

Stockholders’ equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	171,880	60	—	(60)	171,880
Retained earnings (deficit)	(184,412)	246,670	(5,192)	(241,478)	(184,412)

Total stockholders’ equity (deficit)	(12,532)	246,730	(5,192)	(241,538)	(12,532)

	$399,583	$307,848	$14,857	$(241,538)	$480,750

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$82,039	$355	$—	$82,394

Salaries, wages and benefits	62	39,528	930	—	40,520
Supplies	—	8,256	97	—	8,353
Rent	—	6,239	92	—	6,331
Other operating expenses	303	19,160	439	—	19,902
Provision for doubtful accounts	—	144	7	—	151
Depreciation and amortization	—	2,524	494	—	3,018
Intercompany (income) expenses	696	(723)	27	—	—
Interest expense, net	8,747	14	448	—	9,209

Total expenses	9,808	75,142	2,534	—	87,484

Operating income (loss)	(9,808)	6,897	(2,179)	—	(5,090)
Earnings in investments in subsidiaries	4,647	—	—	(4,647)	—

Income (loss) before income taxes	(5,161)	6,897	(2,179)	(4,647)	(5,090)
Provision for income taxes	764	71	—	—	835

Net income (loss)	$(5,925)	$6,826	$(2,179)	$(4,647)	$(5,925)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$257,393	$393	$—	$257,786

Salaries, wages and benefits	215	120,938	2,258	—	123,411
Supplies	—	26,057	152	—	26,209
Rent	—	18,692	368	—	19,060
Other operating expenses	834	59,537	1,104	—	61,475
Provision for doubtful accounts	—	2,592	8	—	2,600
Depreciation and amortization	—	7,928	677	—	8,605
Intercompany (income) expenses	4,051	(4,078)	27	—	—
Interest expense, net	27,009	242	884	—	28,135

Total expenses	32,109	231,908	5,478	—	269,495

Operating income (loss)	(32,109)	25,485	(5,085)	—	(11,709)
Earnings in investments in subsidiaries	19,904	—	—	(19,904)	—

Income (loss) before income taxes	(12,205)	25,485	(5,085)	(19,904)	(11,709)
Provision for income taxes	763	496	—	—	1,259

Net income (loss)	$(12,968)	$24,989	$(5,085)	$(19,904)	$(12,968)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor	Nonguarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,968)	$24,989	$(5,085)	$(19,904)	$(12,968)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,597	7,928	677	—	10,202
Provision for doubtful accounts	—	2,592	8	—	2,600
Equity compensation amortization	203	—	—	—	203
Changes in operating assets and liabilities:
Accounts receivable	—	(2,282)	(399)	—	(2,681)
Current income taxes	610	(96)	—	—	514
Prepaid expenses and other current assets	301	(322)	(192)	—	(213)
Change in investments in subsidiary	(19,904)	—	—	19,904	—
Other assets	(81)	737	—	—	656
Due to from related parties	25,205	(32,973)	7,768	—	—
Estimated third-party payor settlements	—	(3,155)	—	—	(3,155)
Accounts payable and accrued expenses	(3,050)	8,361	(706)	—	4,605
Other liabilities	—	1,068	—	—	1,068

Net cash provided by (used in) operating activities	(8,087)	6,847	2,071	—	831

Cash from investing activities:
Purchases of property and equipment	—	(6,170)	(5,552)	—	(11,722)
Sale-leaseback proceeds	—	3,714	—	—	3,714

Net cash used in investing activities	—	(2,456)	(5,552)	—	(8,008)

Cash flows from financing activities:
Proceeds from lease financing obligation	—	—	3,829	—	3,829
Payment on lease financing obligation	—	—	(200)	—	(200)
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of notes payable and long-term debt	(1,913)	—	—	—	(1,913)
Proceeds from capital lease financing	—	1,802	—	—	1,802
Payments on obligations under capital leases	—	(1,757)	(147)	—	(1,904)

Net cash provided by financing activities	8,087	45	3,482	—	11,614

Net increase in cash and cash equivalents	—	4,436	1	—	4,437
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$22,252	$1	$—	$22,253

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$17,816	$—	$—	$17,816
Accounts receivable, net of allowance for doubtful accounts	—	66,911	—	—	66,911
Due to/from related parties	171,285	(170,336)	(949)	—	—
Income taxes	2,548	(523)	—	—	2,025
Other current assets	301	11,819	1,477	—	13,597

Total current assets	174,134	(74,313)	528	—	100,349
Investment in subsidiary	221,638	—	—	(221,638)	—
Property and equipment, net	—	66,235	17,082	—	83,317
Other assets	11,398	4,277	—	—	15,675
Identifiable intangibles, net	—	18,445	—	—	18,445
Goodwill	—	263,970	—	—	263,970

	$407,170	$278,614	$17,610	$(221,638)	$481,756

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	1,604	—	—	1,604
Estimated third-party payor settlements	—	5,744	—	—	5,744
Accounts payable	(7)	22,317	1,128	—	23,438
Accrued payroll	—	6,351	—	—	6,351
Accrued vacation	—	3,489	—	—	3,489
Accrued insurance	—	1,087	—	—	1,087
Accrued interest	5,181	—	—	—	5,181
Accrued other	—	2,739	—	—	2,739

Total current liabilities	7,724	43,331	1,128	—	52,183
Long-term debt, excluding current installments	393,713	—	—	—	393,713
Obligations under capital leases, excluding current installments	—	741	—	—	741
Lease-financing obligation, excluding current installments	—	—	16,590	—	16,590
Accrued insurance	—	4,714	—	—	4,714
Other noncurrent liabilities	5,500	8,082	—	—	13,582

Total liabilities	406,937	56,868	17,718	—	481,523

Stockholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	171,677	62	—	(62)	171,677
Retained earnings (deficit)	(171,444)	221,684	(108)	(221,576)	(171,444)

Total stockholders’ equity (deficit)	233	221,746	(108)	(221,638)	233

	$407,170	$278,614	$17,610	$(221,638)	$481,756

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$77,553	$—	$—	$77,553

Salaries, wages and benefits	194	40,195	—	—	40,389
Supplies	—	8,191	—	—	8,191
Rent	—	5,712	—	—	5,712
Other operating expenses	210	20,970	—	—	21,180
Provision for doubtful accounts	—	1,404	—	—	1,404
Depreciation and amortization	—	2,952	—	—	2,952
Goodwill impairment charge	—	3,834	—	—	3,834
Intercompany (income) expenses	5,680	(5,680)	—	—	—
Interest expense, net	9,267	(300)	—	—	8,967

Total expenses	15,351	77,278	—	—	92,629

Operating income (loss)	(15,351)	275	—	—	(15,076)
Earnings in investments in subsidiaries	(157)	—	—	157	—
Equity in loss of joint venture	—	(106)	—	—	(106)

Income (loss) before income taxes	(15,508)	169	—	157	(15,182)
Provision (benefit) for income taxes	(2,279)	326	—	—	(1,953)

Net income (loss)	$(13,229)	$(157)	$—	$157	$(13,229)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$242,475	$—	$—	$242,475

Salaries, wages and benefits	528	117,076	—	—	117,604
Supplies	—	24,951	—	—	24,951
Rent	—	15,691	—	—	15,691
Other operating expenses	641	62,645	—	—	63,286
Provision for doubtful accounts	—	4,287	—	—	4,287
Depreciation and amortization	—	8,685	—	—	8,685
Goodwill impairment charge	—	3,834	—	—	3,834
Intercompany (income) expenses	8,410	(8,410)	—	—	—
Interest expense, net	26,953	(487)	—	—	26,466

Total expenses	36,532	228,272	—	—	264,804

Operating income (loss)	(36,532)	14,203	—	—	(22,329)
Earnings in investments in subsidiaries	13,262	—	—	(13,262)	—
Equity in loss of joint venture	—	(448)	—	—	(448)

Income (loss) before income taxes	(23,270)	13,755	—	(13,262)	(22,777)
Provision (benefit) for income taxes	(3,145)	493	—	—	(2,652)

Net income (loss)	$(20,125)	$13,262	$—	$(13,262)	$(20,125)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(20,125)	$13,262	$—	$(13,262)	$(20,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,180	8,685	—	—	9,865
Provision for doubtful accounts	—	4,287	—	—	4,287
Impairment charges	—	3,834	—	—	3,834
Equity in loss of joint venture	—	448	—	—	448
Deferred income taxes	2,087	—	—	—	2,087
Equity compensation amortization	519	—	—	—	519
Changes in operating assets and liabilities:
Accounts receivable	—	(7,409)	—	—	(7,409)
Current income taxes	—	(2,169)	—	—	(2,169)
Prepaid expenses and other current assets	(2,285)	1,337	(6)	—	(954)
Change in investments in subsidiary	(13,262)	—	—	13,262	—
Other assets	(1,090)	959	—	—	(131)
Due to from related parties	38,325	(38,312)	(13)	—	—
Estimated third-party payor settlements	—	(7,884)	—	—	(7,884)
Accounts payable and accrued expenses	(2,968)	4,704	1,586	—	3,322
Other liabilities	(36)	1,545	—	—	1,509

Net cash provided by (used in) operating activities	2,345	(16,713)	1,567	—	(12,801)

Cash from investing activities:
Purchases of property and equipment	205	(25,424)	(12,033)	—	(37,252)
Sale-leaseback proceeds	—	26,669	—	—	26,669

Net cash provided by (used in) investing activities	205	1,245	(12,033)	—	(10,583)

Cash flows from financing activities:
Deferred financing costs	—	(1,089)	—	—	(1,089)
Proceeds from lease financing obligation	—	—	10,466	—	10,466
Payments of notes payable and long-term debt	(2,550)	—	—	—	(2,550)
Payments on obligations under capital leases	—	(3,122)	—	—	(3,122)

Net cash provided by (used in) financing activities	(2,550)	(4,211)	10,466	—	3,705

Net decrease in cash and cash equivalents	—	(19,679)	—	—	(19,679)
Cash and cash equivalents, beginning of period	—	33,250	—	—	33,250

Cash and cash equivalents, end of period	$—	$13,571	$—	$—	$13,571

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of September 30, 2008 we operated 20 hospitals located in 10 states, consisting of nine “hospital within a hospital” (“HIH”) facilities (29% of beds) and 11 freestanding facilities (71% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,079 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

We are currently defending ourselves against a variety of Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. Our insurance carriers are currently paying all costs related to these claims, but have sent reservation of rights letters which challenge, among other things, the application of one retention to the Hurricane Katrina related matters. To the extent it is ultimately determined that a separate retention applies to each of these claims, we could experience significant losses related to these Hurricane Katrina matters which would negatively impact our financial position, liquidity and results of operations.

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

Regulatory Changes

Approximately 60.9% and 64.7% of our total net patient service revenue for the nine months ended September 30, 2008 and 2007, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

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

The 2007 Final Rule

On May 1, 2007, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that was effective for all discharges on or after July 1, 2007. This rule was amended on June 29, 2007, by revising the high cost outlier threshold. CMS estimated that the impact of the 2007 Final Rule was an overall net decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. The 2007 final rule included, among other things, (1) an increase to the standard federal payment rate of 0.71% (subsequently eliminated effective April 1, 2008, as provided for in the SCHIP Extension Act as previously discussed); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (also subsequently modified by the SCHIP Extension Act via three-year moratorium on this new provision); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payment of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,738, resulting in projected reimbursement reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase in, which CMS projects will not result in payment reductions for the first year of implementation (also subsequently modified by the SCHIP Extension Act via a three-year moratorium on this provision).

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 60.9% and 64.7% of total net patient service revenue for the nine months ended September 30, 2008 and 2007, respectively. Net patient service revenues generated from non-Medicare payors were primarily from commercial payors.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Topic No. D-101 Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

We are assessing the financial impact that the CMS regulations issued on May 2, 2008, as discussed previously, will have on our operations. It is possible that the impact may result in recording impairment charges in future periods as it relates to the carrying value of goodwill and identifiable intangible assets.

Results of Operations

The following table sets forth operations results for each of the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net patient service revenue	$82,394	$77,553	$257,786	$242,475
Salaries, wages and benefits	40,520	40,389	123,411	117,604
Supplies	8,353	8,191	26,209	24,951
Rent	6,331	5,712	19,060	15,691
Other operating expenses	19,902	21,180	61,475	63,286
Provision for doubtful accounts	151	1,404	2,600	4,287
Depreciation and amortization	3,018	2,952	8,605	8,685
Goodwill impairment charges	—	3,834	—	3,834
Interest expense, net	9,209	8,967	28,135	26,466

Total expenses	87,484	92,629	269,495	264,804

Operating loss	(5,090)	(15,076)	(11,709)	(22,329)
Equity in loss of joint venture	—	(106)	—	(448)

Loss before income taxes	(5,090)	(15,182)	(11,709)	(22,777)
Provision (benefit) for income taxes	835	(1,953)	1,259	(2,652)

Net loss	$(5,925)	$(13,229)	$(12,968)	$(20,125)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Number of hospitals within hospitals (end of period)	9	9	9	9
Number of freestanding hospitals (end of period)	11	10	11	10
Number of total hospitals (end of period)	20	19	20	19
Licensed beds (end of period)	1,079	1,008	1,079	1,008
Average licensed beds (1)	1,079	976	1,056	944
Admissions	1,974	1,972	6,315	5,868
Patient days	55,329	55,616	176,927	172,042
Occupancy rate	55.7%	61.9%	61.1%	66.8%
Percent net patient service revenue from Medicare	60.4%	60.8%	60.9%	64.7%
Percent net patient service revenue from commercial payors and Medicaid (2)	39.6%	39.2%	39.1%	35.3%
Net patient service revenue per patient day	$1,489	$1,394	$1,457	$1,409

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenues

Our net patient service revenue of $82.4 million for the three months ended September 30, 2008, increased by $4.8 million, or 6.2%, as compared to the same period in 2007. Patient days and admissions during the current year period were consistent with the prior year period. The increase in net patient service revenue was comprised of a $5.2 million benefit as the result of increased revenue per patient day offset by an unfavorable variance of $0.4 million from a decrease in patient days.

During the three months ended September 30, 2008 our net patient service revenue per patient day was $1,489, as compared to $1,394 for the 2007 period. The increase in net patient service revenue on a per patient day basis during the 2008 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, and the marginal increases contained in the annual regulatory updates implemented by Medicare in the 2008 Final Rule.

Total Expenses

Total expenses decreased by $5.1 million to $87.5 million for the three months ended September 30, 2008 as compared to $92.6 million for the comparable period in 2007. The 2007 period included $2.5 million for compensation and benefits accrued in connection with the departure of the CEO during 2007 and $3.8 million related to goodwill impairment charges.

Excluding these items, total expenses increased by $1.2 million during the 2008 period as compared to the 2007 period. Other operating expenses decreased by $1.3 million in the 2008 period due mainly to a decrease in insurance expense as the result of favorable premium trends and experience trending. The provision for doubtful accounts decreased by $1.3 million as the result of increased collections on aged accounts previously reserved for and favorable accounts receivable aging trends. Offsetting these decreases were increases in salaries, wages and benefits of $2.6 million and an increase in rent expense of $0.6 million. The increase in salaries, wages and benefits was due mainly to inflationary increases and the expansion of bed capacity as discussed previously. The increase in rent expense was also due to the expansion of bed capacity.

Income Tax Expense

For the three months ended September 30, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes and revised estimates to the beginning of the year valuation allowance based on the final filing of amended tax returns for 2003 to 2006. We expect that no benefit or expense will be realized during 2008 for current year federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenues

Our net patient service revenue increased by $15.3 million, or 6.3%, for the nine months ended September 30, 2008, to $257.8 million from $242.5 million for the comparable period in 2007. Patient days and admissions increased 2.8% and 7.6%, respectively, for the nine months ended September 30, 2008 compared to the same period in 2007.

This increase in net patient service revenue was comprised of a $6.9 million favorable benefit from an increase in patient days and a favorable $8.4 million variance as the result of increased revenue per patient day. This increase in patient days and admissions was partially attributable to the expansion of our operations, as discussed previously.

Our net patient service revenue per patient day during the nine months ended September 30, 2008 and 2007, was $1,457 and $1,409, respectively. The increase in net patient service revenue on a per patient day basis during the 2008 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, and the marginal increases contained in the annual regulatory updates implemented by Medicare in the 2008 Final Rule.

Total Expenses

Total expenses increased by $4.7 million to $269.5 million for the nine months ended September 30, 2008 as compared to $264.8 million for the comparable period in 2007. Included in the expenses for the nine month period ending September 30, 2007, is a $3.8 million impairment charge related to goodwill and $2.5 million attributable to compensation and benefits accrued in connection with the departure of the CEO during the three months ended September 30, 2007.

Excluding the impairment charge and the compensation and benefits accrual for 2007, expenses increased by $11.0 million from the same period in the prior year. Rent expenses increased by $3.4 million during the 2008 period in connection with the increases in bed capacity as discussed previously. Net interest expense increased by $1.7 million during the 2008 period due mainly to increased interest margins on our senior secured credit facility and borrowings under our revolving credit facility as discussed further in the Liquidity and Capital Resources section contained herein. The remaining $5.9 million increase in expenses was primarily attributable to an increase in salaries, wages and benefits due to inflationary increases and the increases in bed capacity as previously discussed.

Income Tax Expense

For the nine months ended September 30, 2008, income tax expense recorded represents the estimated income tax liability for certain state income taxes and revised estimates to the beginning of the year valuation allowance based on the final filing of amended tax returns for 2003 to 2006. We expect that no benefit or expense will be realized during 2008 for current year federal income taxes based on recent taxable loss trends and a projected taxable loss for the remainder of 2008. We anticipate that federal net operating losses generated during 2008 will be offset by an increase in the valuation allowance against net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, expected cash flows generated by operations, and availability of borrowings under a revolving credit facility. Availability of borrowings under our Revolving Credit Facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility. Our primary liquidity requirements are for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital.

At September 30, 2008, our debt structure consisted of $147.0 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $247.4 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $10.0 million is outstanding, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $3.4 million with varying maturities. The full amount available under the term loan facility was used in connection with the Transactions, as discussed in the Form 10-K we filed on March 28, 2008 with the Securities and Exchange Commission.

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

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and amendment number one to the credit agreement). At September 30, 2008, the interest rate applicable to the $247.4 million under our term loan facility, and the $10.0 million outstanding balance of the revolving credit facility was 7.05%.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing 4 quarter basis. A cure right was exercised for the fiscal quarter ended September 30, 2007 in the amount of $6.0 million. This cure amount was a component of consolidated EBITDA for financial covenant purposes through the fiscal period ended June 30, 2008. This particular cure amount, however, will not be included in the current or subsequent fiscal periods for financial covenant test purposes.

We believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months.

On September 1, 2006, a newly formed subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. In connection with this Lease, Health Care REIT, Inc. agreed to make available up to $250 million for investments in hospital facilities, subject to approval of the Landlord and certain terms and conditions. Our Boise, Idaho facility was the first facility to be developed under this Lease. This facility was completed in March 2008 with construction cost of approximately $19.6 million. Through September 30, 2008, Health Care REIT, Inc. had made payments to us of approximately $18.9 million as reimbursement for these capital expenditures. This facility opened in April 2008. This particular facility under this Lease is accounted for as a lease financing obligation whereby the asset remains capitalized on our balance sheet. See note 8 in our condensed consolidated financial statements for additional discussion regarding this Lease.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility.

Capital Expenditures

We anticipate that we will incur capital expenditures of approximately $2.3 million during the remainder of 2008 based on our current plans, which includes remaining equipment needs at our Boise, Idaho facility and our ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Nine Months Ended September 30
	2008	2007
Operating activities	$831	$(12,801)
Investing activities	(8,008)	(10,583)
Financing activities	11,614	3,705

For the nine months ended September 30, 2008, cash provided by operating activities was $0.8 million as compared to a use of cash of $12.8 million for the comparable period in 2007. For the nine-months ended September 30, 2008, we had a net loss of $13.0 million as compared to a net loss of $20.1 million for the same period in 2007. The net loss for the 2007 period included a $3.8 million impairment charge. Excluding the impairment charge, the loss for the 2008 period decreased by $3.3 million from a loss of $16.3 million to a loss of $13.0 million in the 2008 period.

Accounts receivable increased by $2.7 million for the nine months ended September 30, 2008, as compared to an increase of $7.4 million for same period during 2007. Days of net patient service revenue in accounts receivable at September 30, 2008 had decreased to 75.1, as compared to 77.6 at December 31, 2007. Additionally, estimated third-party payor settlements increased by $3.2 million during the nine-months ended September 30, 2008 as compared to an increase of $7.9 million during the 2007 period. An increase in accounts payable and accrued expenses provided net cash of $4.6 million for the nine months ended September 30, 2008 as compared to providing net cash of $3.3 million in the comparable period in 2007.

Cash used in investing activities was $8.0 million and $10.6 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used during the 2008 period was principally for the construction of our hospital in Boise, Idaho. This was offset by $3.7 million received in the 2008 period pursuant to our lease agreement with Healthcare REIT, Inc. attributable to our Milwaukee, Wisconsin facility. During the nine months ended September 30, 2007, we received $26.7 million of proceeds related to the lease agreement entered into with Health Care REIT, Inc. associated with our San Antonio, Texas and Milwaukee, Wisconsin facilities.

Cash provided by financing activities for the nine months ended September 30, 2008 was $11.6 million as compared to cash provided of $3.7 million for the same period in 2007. During the nine months ended September 30, 2008, we borrowed $10.0 million from our revolving line of credit. During the 2008 and 2007 periods, proceeds of $3.8 million and $10.5 million were received from Health Care REIT, Inc. for capital expenditures associated with our development project in Boise, Idaho.

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

•

the condition of the financial markets, including volatility and deterioration in the capital and credit markets, could have a material adverse effect on the availability and terms of financing sources;

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

At September 30, 2008, we had $247.4 million in senior term loans outstanding, $10.0 million outstanding under our revolving credit facility and borrowing availability of $50.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior term loan credit agreement we were required to enter into an interest rate swap agreement that would provide protection against fluctuations in interest rates on a notional amount of $12.0 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement caps the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

The risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, are supplemented as follows:

Adverse changes in general economic and business conditions could adversely affect the Company. The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could have a material adverse effect on the availability and terms of financing sources.

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

Dated: November 14, 2008

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