Form 10-K
period 2008-12-31
LifeCare Holdings, Inc.
filed 2009-03-31
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

As of March 28, 2009, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	periodic reviews, audits and investigations by federal and government agencies and private payors could result in adverse findings and may negatively impact our revenues and profitability;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification would cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	development of new facilities may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectibility of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses, therapists and other healthcare professionals or union activity may significantly increase our operating costs;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas makes us sensitive to economic, regulatory, environmental and other developments in this state;

•	adverse changes in individual markets could significantly affect operating results;

•	the effect of legal actions or other claims associated with the circumstances arising from Hurricane Katrina could subject us to substantial liabilities;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	an inability to ensure and maintain an effective system of internal controls over financial reporting could expose us to liability;

•	the failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity: and,

•

the failure to prevent damage or interruption to our systems and operations or to conform to regulatory standards for electronic health records could result in improper functioning, security breaches of our information systems or penalties.

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care hospitals in the United States. As of December 31, 2008, we operated 20 hospitals located in 10 states, consisting of nine “hospital within a hospital” long-term acute care facilities (29% of beds) and 11 freestanding facilities (71% of beds). Through these 20 long-term acute care (“LTAC”) hospitals, we operate a total of 1,079 licensed beds and employ approximately 3,100 full-time and part-time personnel, the majority of whom are registered or licensed nurses and respiratory therapists.

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

In connection with the Transactions, we borrowed $255.0 million under a new senior credit facility and issued $150.0 million principal amount of outstanding senior subordinated notes. We also entered into a revolving credit facility that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity, of which $10.0 million was outstanding in addition to $7.7 million in letters of credits outstanding at December 31, 2008.

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

To qualify as a LTAC hospital under Medicare, the Centers for Medicare & Medicaid Services (“CMS”) requires that a hospital have an inpatient average length of stay greater than 25 days for Medicare patients. CMS estimates that there are approximately 400 LTAC hospitals in the United States and that Medicare reimbursement to LTAC hospitals will be approximately $4.8 billion in the year beginning July 1, 2008. There are two general business models for operating LTAC hospitals- “hospital within a hospital” (“HIH”) facilities and freestanding facilities. The HIH model refers to facilities that lease space from a general acute care, or host, hospital but are independently licensed and operated, while freestanding LTAC facilities are not located in or on the campus of a general acute care hospital. In general, HIH facilities are much less expensive to develop than freestanding facilities, but they are typically smaller and subject to increased regulatory scrutiny by CMS to ensure their independence from their host hospitals.

Recent Regulatory Developments

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, legislation known as the American Recovery and Reinvestment Act of 2009 (“2009 Act”) was signed into law. This legislation included certain amendments to the Medicare, Medicaid and SCHIP Extension Act of 2007 (discussed below), including the application of the moratorium granted to LTAC hospitals regarding the “25 Percent Rule” as it applies to certain

“grandfathered” LTAC satellite hospitals. Prior to the 2009 Act amendment, CMS’ interpretation of the moratorium provisions were such that grandfathered “satellites” were excluded from the moratorium; however, the 2009 Act clarified that the provisions of the moratorium are applicable to “grandfathered” LTAC satellite hospitals.

The 2008 Final Rule

On May 2, 2008, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals that became effective for all discharges on or after July 1, 2008 (the “2008 Final Rule”). The 2008 Final Rule included, among other things, (1) an increase in the standard federal rate to $39,114, which represented a 2.7% increase, and (2) an increase in the high-cost outlier threshold of $2,222 to $22,960. Additionally, CMS changed the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which will result in the 2009 rate year rates being in effect for 15 months beginning July 1, 2008. CMS estimated that the changes for the 2009 rate year, taken as a whole, would result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, are expected to see varying effects of this rule depending on their Medicare patient population and their specific base rate changes due to geographic location.

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of Medicare-Severity DRGs (“MS-LT-DRG”) which became effective for discharges on or after October 1, 2008. CMS has indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments will be unaffected by these changes. It is likely, however, that individual hospitals will see varying effects of this rule depending upon the acuity levels of their Medicare patient populations.

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

Additionally, the SCHIP Extension Act expanded the criteria necessary to be certified as a LTAC hospital. Historically, for a hospital to be certified as a LTAC hospital, the primary requirement was the average length of stay for Medicare patients, measured annually at the end of a cost report period, be in excess of 25 days. The SCHIP Extension Act modified this definition to include, among other items, that the LTAC hospital has a patient review process that screens patients prior to admission for appropriateness of admission, validates within 48 hours of admission that patients meet admission criteria, regularly evaluates patients during their stay, provides that the patients have active physician involvement, and assesses available discharge options when patients fail to continue to meet stay criteria.

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

Equity investment by experienced private equity firm. We are controlled by investment funds associated with The Carlyle Group, which have invested approximately $176.7 million of equity into our company. The Carlyle Group is a leading, global private equity firm with approximately $85.5 billion under management and with extensive experience investing in a collection of portfolio companies across various sectors of the healthcare industry including services, payors, medical devices and products and pharmaceuticals. The Carlyle Healthcare Group includes 21 investment professionals worldwide with experience investing in highly regulated healthcare businesses at stages of development from early-stage venture investments to leveraged acquisitions.

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

Growth through selective acquisitions. We may selectively develop or acquire other specialized hospitals where we see opportunities for attractive returns on our investments, subject to our ability to do so in our current regulatory environment and our ability to finance development and acquisitions. We plan to adhere to selective criteria in our acquisition analysis and seek to acquire facilities for attractive valuations. We plan to increase margins at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized staffing models and resource management programs.

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

Maintaining Strong Relationships with Referral Sources. Our patients are transferred from other healthcare settings once they are medically stable and have been determined to be appropriate for receiving clinical care in a LTAC hospital setting. We receive most of our patient referrals from discharge planners at other healthcare facilities, physicians and managed care organization case managers. As a result, we have clinical liaisons and case managers who focus on maintaining strong relationships with these various referral sources. Specifically our liaisons and case managers utilize face-to-face interaction and case studies to educate these referral sources on the clinical benefits of our programs as well as to encourage early interventions and the transfer of medically complex patients to our hospitals. We also utilize our corporate managed care resources to interact with managed care professionals on the clinical and cost effective benefits of our treatment protocols.

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

Hospital Patient Admission

When a patient is referred to one of our facilities, a clinical evaluation is performed to determine the care required and whether the patient meets our medical necessity criteria. Based on the determinations reached in this clinical evaluation, an admission decision is made by the attending physician.

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

Facilities

As of December 31, 2008, we had nine HIH facilities and 11 freestanding facilities. We own two freestanding LTAC hospitals and lease the remaining LTAC hospitals. We generally seek ten to 15-year leases for our LTAC hospitals, with one or more five-year renewal options.

The following table lists our hospital facilities as of December 31, 2008:

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Existing Facilities
Boise Intensive Care Hospital, Inc	Boise, Idaho	Freestanding	60	Leased
Colorado Acute Specialty Care Hospital	Denver, Colorado	Freestanding	63	Leased
LCH—Linwood Ave	Shreveport, Louisiana	Freestanding	65	Leased
LCH—Pierremont	Shreveport, Louisiana	HIH	30	Leased
LCH—Willis-Knighton	Shreveport, Louisiana	HIH	24	Leased
LCH of Chester County	West Chester, Pennsylvania	HIH	39	Leased
LCH of Dayton	Miamisburg, Ohio	HIH	44	Leased
LCH of Wisconsin	Pewaukee, Wisconsin	Freestanding	62	Leased
LCH of North Carolina	Rocky Mount, North Carolina	HIH	50	Leased
LCH of North Texas—Dallas	Dallas, Texas	Freestanding	64	Leased
LCH of North Texas—Fort Worth	Fort Worth, Texas	Freestanding	80	Owned
LCH of North Texas—Plano	Plano, Texas	Freestanding	66	Leased
LCH of Pittsburgh	Pittsburgh, Pennsylvania	Freestanding	155	Owned
LCH of Pittsburgh—North	Pittsburgh, Pennsylvania	HIH	41	Leased
LCH of San Antonio	San Antonio, Texas	Freestanding	62	Leased
LCH of South Texas—North	McAllen, Texas	Freestanding	32	Leased
LCH of South Texas—McAllen	McAllen, Texas	Freestanding	62	Leased
LCH of Western Michigan	Muskegon, Michigan	HIH	20	Leased
Tahoe Pacific Hospital—Meadows	Reno, Nevada	HIH	39	Leased
Tahoe Pacific Hospital—West	Reno, Nevada	HIH	21	Leased

Total Facilities 20			1,079

We lease our non-hospital facilities, including our corporate headquarters, which is located in Plano, Texas, and several other spaces related to administrative and operational support functions. We believe that our existing facilities are suitable to conduct our operations.

Employees

As of December 31, 2008, we employed approximately 3,100 people throughout the United States in the locations noted above.

Professional Staff

Each of our hospitals is staffed with a transdisciplinary team of healthcare professionals. A professional nursing staff trained to care for long-term acute patients is on duty 24 hours each day in our hospitals. Other professional staff include respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists and case managers.

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

Centralized Management and Operational Oversight

A hospital administrator supervises and is responsible for the day-to-day operations at each of our hospitals. In addition, our hospitals employ a director of nursing to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. Our corporate support center provides services in the areas of system design and development, training, human resource management, payroll, reimbursement expertise, legal advice, accounting support, centralized billing, insurance/risk management services, managed care expertise, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each of our hospitals. We have standardized operating procedures, and we monitor our hospitals to assure consistency of operations.

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

As a result of our hospital’s state licensures and certifications under the Medicare and various Medicaid programs, we are subject to regular reviews, audits and investigations conducted by, or on the behalf of, the federal and state agencies that are responsible for the oversight of these programs. These agencies may review our compliance with participation and payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the SCHIP Extension Act, and conduct audits under the CMS Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was required to be expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. The results of the enhanced medical necessity reviews and the RAC program audits could have an adverse effect on our business, financial position, result of operations and liquidity. To the extent these reviews result in an adverse finding, we may contest the adverse finding vigorously; however, these matters can result in significant legal expense and consume our resources.

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

Overview of U.S. and State Government Reimbursements

Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, who are persons generally age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act and is administered primarily by the Department of Health and Human Services through its Centers for Medicare & Medicaid Services. The Medicare program reimburses various types of providers, including LTAC hospitals, using different payment methodologies. We received from Medicare approximately 61.2% of our net patient service revenue in 2008.

The Medicare payment system for LTAC hospitals is currently based upon a PPS specifically designed for LTAC hospitals. Prior to 2002, LTAC hospitals were reimbursed by Medicare based on a reasonable cost methodology.

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

Reimbursement for patients whose length of stay is less than 5/6 of the geometric mean length of stay is the lesser of (1) a per diem based upon the average payment for that MS-LT-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LT-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under the short-term acute care in-patient payment system (“IPPS”) computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and per diem based upon the average payment for MS-LT-DRG under LTAC PPS. Additionally, for discharges occurring from July 1, 2007 through December 29, 2007, certain short-stay outlier cases having a length of stay less than or equal to a predetermined IPPS threshold were reimbursed based upon the lesser of (1) a per diem based upon the average payment for that MS-LT-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LT-DRG payment, or (4) an amount comparable to what would otherwise be paid under IPPS. These payment provisions, which only applied to patients with very short lengths of stay, were suspended for three years beginning with discharges on or after December 29, 2007, pursuant to the SCHIP Extension Act.

LTAC hospital PPS provides for an adjustment for differences in geographic area wages resulting from salary and benefit variations. There are additional rules for payment for patients who are transferred from a LTAC hospital to another healthcare setting and are subsequently re-admitted to the LTAC hospital. The LTAC hospital PPS payment rates also are subject to annual adjustments.

Only providers qualified as LTAC hospitals may be paid under this system. To maintain qualification under LTAC hospital PPS among other things, the hospital’s average length of stay of Medicare patients must be more than 25 days measured annually at the end of a cost report period.

Prior to qualifying under the payment system applicable to LTAC hospitals, a new LTAC hospital initially receives payments under the short-term acute care reimbursement system. The LTAC hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare LTAC hospital requirements, the most significant requirement being an average length of stay of more than 25 days.

LTAC Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for less than 1% of our net patient service revenue for the year ended December 31, 2008.

Regulatory Changes

The 2008 Final Rule

On May 2, 2008, CMS issued the 2008 Final Rule regarding Medicare reimbursement for LTAC hospitals that became effective for all discharges on or after July 31, 2008. The 2008 Final Rule included, among other things, (1) an increase in the standard federal rate to $39,114, which represents a 2.7% increase, and (2) an increase in the high-cost outlier threshold of $2,222 to $22,960. Additionally, CMS changed the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which will result in the 2009 rate year rates being in effect for 15 months beginning July 1, 2008. CMS estimated that the changes for the 2009 rate year, taken as a whole, will result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, will see varying effects of this rule depending on their Medicare patient population and their specific base rate changes due to geographic location.

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of MS-LT-DRGs that became effective for discharges on or after October 1, 2008. CMS has indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments will be unaffected by these changes. It is likely, however, that individual hospitals will see varying effects of this rule depending upon the acuity levels of their Medicare patient populations.

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

A significant policy change contained in the 2007 Final Rule was the application of the so-called “25 Percent Rule” to all LTAC hospitals. The result of this policy change was that all LTAC hospitals were to be paid the LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions in excess of the 25% threshold were to be paid at a lesser amount based upon short-term acute care hospital rates. Patients admitted who had previously reached a high cost outlier status in the referring short-term hospital were not counted when computing compliance with this limitation. As discussed previously, these provisions were modified by the SCHIP Extension Act and the 2009 Act.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system regulations for fiscal year 2008. These regulations established a new Medicare severity-based patient classification system for fiscal year 2008 for LTAC hospitals. The MS-LT-DRG system created additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of DRGs from 538 to 745. CMS stated that MS-LT-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LT-DRG payment weights. CMS provided for a two year phase-in period to mitigate the transition in payments for short-term acute and LTAC PPS providers. In fiscal 2008, provider reimbursements were based 50% on new MS-LT-DRGs and 50% on existing DRGs. For fiscal 2009, 100% of provider reimbursements will be based on new MS-LT-DRGs.

CMS also stated that future annual updates to the DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. As such, it is expected that the estimated aggregate industry LTAC hospital PPS payments would be unaffected by the annual recalibration of DRG payment weights.

Prior Regulatory Changes

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

Refer to the “Recent Regulatory Development” section contained herein for discussion on the Medicare, Medicaid and SCHIP Extension Act of 2007 and the American Recovery and Reinvestment Act of 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding the impact of these regulatory changes on our operations.

LTAC Hospital Facility Admission Regulations

Effective for cost reporting years beginning on or after October 1, 2004, LTAC hospitals operated as HIH facilities and freestanding LTAC hospitals located within 250 yards of an acute care hospital, became subject to new regulations that reduced reimbursement for certain admissions. Subject to certain exemptions under the regulations, the facilities subject to these rules will receive lower rates of reimbursement for those Medicare patients admitted from their host hospitals in excess of a specified percentage of the HIH’s total admitted patients. For new HIH facilities, the Medicare admissions threshold was established at 25%. For HIH facilities that met specified criteria and were in existence as of October 1, 2004, the Medicare admissions thresholds was being phased-in over a four-year period staring with hospital cost reporting periods beginning on or after October 1, 2004. The regulations provide exceptions to the Medicare admissions threshold for (i) patients who have reached “outlier” status at the referring short-term acute care hospitals, (ii) HIH facilities located in MSA-dominant hospitals, and (iii) HIH facilities located in rural areas.

As discussed previously under the caption “2007 Final Rule,” CMS expanded the so-called “25 Percent Rule” to include all LTAC hospitals. The subsequent SCHIP Extension Act, however, placed a three-year moratorium on the application of this new provision to free-standing hospitals and made certain other modifications to the rules discussed previously that were effective for cost reporting periods beginning on or after October 1, 2004. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. As noted previously, the American Recovery and Reinvestment Act of 2009 clarified certain provisions contained in the SCHIP Extension Act regarding the application of the moratorium to certain “grandfathered” satellite locations.

As of December 31, 2008, only one of our HIH facilities was subject to admission limitations at the 25% level. This facility opened after the October 1, 2004 implementation date and has been in compliance with this requirement since opening. As a result of the phase-in of the admission limitations and certain grandfathering provisions, all of our other HIH facilities have limitations ranging from 50% to 75%. These admission limitation rules have not had a significant effect on our 2006, 2007 or 2008 financial results.

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

From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTAC hospitals. For example, the Office of Inspector General’s 2008 Work Plan describes the government’s intention to review the appropriateness of payments for interrupted stays and short stay outlier payments. In addition, the government expressed its plan to review the application of special payment provisions for patients who were transferred to onsite providers and readmitted to LTAC hospitals as well as patients who are discharged to collocated or satellite providers. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.

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

Provider-Based Status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We currently operate seven hospitals that are treated as provider-based satellites or remote locations of certain of our other facilities. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Privacy and Security Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties. Recently, the American Recovery and Reinvestment Act of 2009 (“2009 Act”) strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under the 2009 Act, the Department of Health and Human Services (“DHHS”) is required to conduct periodic compliance audits of covered entities and their business associates (entities that handle identifiable health information on behalf of covered entities). In addition, the 2009 Act authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The 2009 Act requires DHHS to issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website posting. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date DHHS issues these regulations.

Our facilities remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the 2009 Act. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information.

In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The compliance date for this rule has been postponed until May 1, 2009.

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

In order to facilitate our employees’ ability to report known, suspected or potential violations of our Code of Conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished by communication to our toll-free, third-party compliance hotline provider or directly to the hotline provider by mail. In addition, compliance-related issues are presented and reviewed by our Corporate Compliance Officer with the assistance of outside counsel as deemed necessary by the Corporate Compliance Officer. The Corporate Compliance Officer and his staff are responsible for reviewing and investigating compliance incidents in accordance with the compliance department’s Policy on Reporting of Potential Issues or Areas of Noncompliance, and presenting the findings to our Chief Executive Officer, the Compliance Committee, or an executive or administrative officer as necessary. All significant issues are reported to our board of directors.

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

HHS Office of Inspector General Voluntary Disclosure

In July 2003, we made an initial voluntary disclosure to the United States Department of Health & Human Services Office of Inspector General (“OIG”) concerning expenses we had included on cost reports submitted to Medicare for fiscal years 1997 through 2001. We made this disclosure pursuant to the Voluntary Disclosure Program established by the OIG to encourage self-reporting by providers. At that time we initiated an internal compliance investigation and reported its findings to the OIG. In addition in March 2005, we made a supplemental voluntary disclosure to the OIG that we had inadvertently employed three individuals who furnished patient care services for us while they were excluded from participation in the Medicare program.

On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. The CCA is effective for three years. It requires, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to the OIG regarding certain specified items, including our ongoing corporate compliance audit findings in areas such as cost reporting, physician contracting and charge master reviews, and (3) report the occurrence of certain other events. Our annual report was submitted in August 2008 and was subsequently approved by the OIG. We believe that the annual incremental costs to comply with the CCA are not significant since we currently maintain corporate compliance programs as described above.

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

In addition, you may request a copy of our SEC filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

LifeCare Holdings, Inc 5560 Tennyson Parkway Plano, TX 75024 Attention: Chief Financial Officer (469) 241-2100

Item 1A.	Risk Factors

We conduct our business in a heavily regulated industry, and healthcare reform or changes in regulations, including the rates or methods of government reimbursements for our services, may result in reduced net revenues and profitability.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	payment for services

•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral; and

•	addition of facilities and services and enrollment of newly developed facilities in the Medicare program.

During 2006, 2007 and 2008, we derived 71.6%, 64.6% and 61.2%, respectively, of our net patient service revenue from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems have been proposed or may be proposed and could be adopted, either in Congress or by CMS. Because these kinds of changes may be adopted at any time, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, any increases in Medicare reimbursement rates established by CMS may not fully reflect increases in our operating costs. Other changes in regulations relating to how we conduct our operations could also result in increased expenses or reduced net revenues. See “Business—Government Regulations.”

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

On May 2, 2007, we entered into Amendment No. 1 to the Credit Facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate. As of September 30, 2007, we were not in compliance with the financial covenant requirements as set forth in the credit agreement for the Credit Facility. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. On December 6, 2007, we entered into Amendment No. 2 to our Credit Facility, which modifies certain financial covenants starting with the rolling 12-month period ending December 31, 2007, provides two additional cure rights and increases the spread on the variable interest rate.

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

In addition, the debt instruments impose certain operating and financial restrictions on us and limit management’s discretion in operating our businesses. For example, restrictions in our senior secured credit facility require us to comply with or maintain a minimum interest coverage ratio and maximum leverage ratio and limit or prohibit our ability to, among other things:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale and leaseback transactions;

•	make capital expenditures;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter terms or our indebtedness including the notes;

•	enter into agreements limiting subsidiary distributions;

•	sell assets;

•	transact business with affiliates; and

•	alter the business that we conduct.

The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could have a material adverse effect on the availability and terms of our financing sources.

Due to the recent turmoil within the financial markets nationally and globally, there is no assurance that the availability of future borrowings under the revolving credit facility will not be impacted by the ongoing volatility and disruptions in the financial credit markets. Availability of borrowings under a revolving credit facility is one of our primary sources of liquidity. Additionally, acquiring and developing facilities may involve significant cash expenditures and debt incurrence. We may fail to obtain financing for acquisitions at a reasonable cost, and any such financing might contain restrictive covenants that limit our operating flexibility. Our revolving credit facility will mature on August 11, 2011, our senior secured credit facility will mature on August 11, 2012 and our senior subordinated notes will mature on August 11, 2013. We cannot assure that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access our revolving credit facility or to refinance our indebtedness as it matures. Our inability to access our revolving credit facility or refinance indebtedness would have a material adverse effect on our business, financial position, results of operations and liquidity.

Violations of federal industry regulations may result in sanctions that reduce our net revenues and profitability or affect our eligibility for government program reimbursement.

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The investigations relate to, among other things, various referral practices, cost reporting, billing practices, clinical standards physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and reduce our net revenues. Likewise, additional or revised laws and regulations could require us to make operational changes and incur increased operational expenses. If we fail to comply with these extensive laws and government regulations or if we discover that we have failed to comply in the past, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

In July 2003, we made a voluntary disclosure to the OIG concerning expenses that had been included on cost reports submitted to Medicare for fiscal years 1997 through 2001. In addition, in March 2005, we made a supplementary voluntary disclosure to the OIG that we had inadvertently employed three individuals who furnished patient care services for us while they were excluded from participation in the Medicare program. On June 12, 2006, we entered into a CCA with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. It requires, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to the OIG regarding certain specified items, including our ongoing corporate compliance audit findings in areas such as cost reporting, physician contracting and charge master reviews, and (3) report the occurrence of certain other events. See “Business—Government Regulations” and “Business—Legal and Administrative Proceedings.”

Federal and state government agencies and private payors conduct periodic reviews, audits and investigations which could have adverse findings that may negatively impact our business.

We are subject to various governmental reviews, audits and investigations to verify or validate our compliance with applicable laws and regulations pursuant to our participation in Medicare and Medicaid programs. Additionally, CMS may conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program, including enhanced medical necessity reviews pursuant to the SCHIP Extension ACT and the RAC program pursuant to the Tax Relief and Health Care Act of 2006. These reviews and audits may be performed on the behalf of CMS through independent third-party contractors. Many private payors also reserve the right to conduct audits of billed claims for their covered participants. We may incur significant cost in responding to and defending the outcomes of these reviews, audits and investigations. The findings of these audits, reviews and investigations, which could include repayment of amounts we have been previously paid, fines, penalties and other sanctions, could have a material adverse effect on our financial position, results of operations and cash flow.

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

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced some difficulty in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are continuing to see an increase in the amount of union activity across the country. Although we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity.

Various states in which we operate hospitals have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to manage labor costs may significantly affect our future operating results.

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

For the twelve months ended December 31, 2008, 38.6% of our revenues were generated in Texas. Such a concentration increases the risk that, should any adverse economic, regulatory, environmental or other developments occur within this state, our business, financial position, results of operations or cash flows could be materially adversely affected.

Our business operations could be materially affected if we incurred adverse changes in individual markets in which we had significant operations.

A natural disaster, terrorism or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a negative effect on the operations of our hospitals in Louisiana. The three New Orleans hospitals that were closed in the aftermath of Hurricane Katrina contributed 12.4% of our consolidated net patient service revenue for the eight months ended August 31, 2005 prior to their closure. Any disruptive event in any of our other major markets in the future could have similar negative effects.

Legal action or other claims arising from Hurricane Katrina could result in significant losses if separate insurance retention applies to each claim.

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

We currently lease three of our hospitals from Health Care REIT, Inc. under our Master Lease Agreements. Our failure to comply with the provisions of any of our Master Lease Agreements with Health Care REIT, Inc. would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Health Care REIT, Inc. include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our businesses.

We depend on the proper functioning of our information systems and may incur substantial cost to maintain information systems that conform to regulatory standards.

We are dependent on the proper functioning and availability of our information systems. Although we have taken steps to protect the security and safety of our information systems, there can be no assurance that those measures will prevent damage or interruption to our systems and operations and we may incur losses associated with improper functioning or security breaches of our information systems. In addition, the 2009 Act sets a goal for the utilization of a certified electronic health record for each person in the United States by 2014. It establishes two federal advisory committees on health information technology through which the government will work with the private sector and consumer groups to develop the specifics of a nationwide health information network. Beginning in 2011, Medicare and Medicaid will provide certain financial incentives to hospitals for “meaningful” use of health information technology. However, beginning in 2015, hospitals not using certified products in a meaningful way will be subject to penalties. We may incur substantial costs to maintain information systems that continue to conform to regulatory standards.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2008, we leased nine HIH facilities, owned two and leased nine freestanding hospitals, and leased our corporate headquarters.

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

There were no matters submitted to a vote of security holders of our company during the quarter ended December 31, 2008.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LifeCare Holdings, Inc. (the “Company”) is a wholly-owned by LCI Holdco, LLC (“Holdco”), which is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”), which is a wholly-owned subsidiary of LCI Holding Company, Inc., (“Holdings”), all of which are privately owned. There is no public trading market for our equity securities or for those of Holdco, Intermediate Holdco, or Holdings. As of March 28, 2009, there were seven holders of Holdings’ common stock.

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

	Predecessor		Successor
	Year Ended December 31,	Period from January 1 through August 10,	Period from August 11 through December 31,	Year Ended December 31,
(in thousands)	2004	2005	2005	2006	2007	2008
Statement of Operations Data:

Net patient service revenue	$324,102	$221,802	$124,468	$325,882	$322,215	$351,971

Salaries, wages and benefits	134,049	93,853	56,471	145,340	156,125	165,975
Stock compensation associated with merger	—	54,530	—	—	—	—
Supplies	29,001	20,020	12,390	32,144	33,460	35,522
Rent	17,330	11,192	6,594	18,080	21,644	25,579
Other operating expenses	73,745	51,756	27,624	77,206	80,257	80,787
Provision for doubtful accounts	4,582	3,644	5,590	7,673	4,740	5,234
Depreciation and amortization	5,741	3,533	5,938	11,856	11,254	11,595
Goodwill impairment charge	—	—	68,000	43,600	38,834	18,600
Identifiable intangible and long-lived asset impairment charges	—	—	6,206	—	—	—
Business interruption insurance proceeds	—	—	(7,000)	(5,333)	—	—
Gain on early extinguishment of debt	—	—	—	(1,329)	—	(9,526)
Loss on disposal of assets	—	—	—	945	—	92
Interest expense, net	3,463	1,601	13,799	32,819	35,911	37,783

Total expenses	267,911	240,129	195,612	363,001	382,225	371,641

Operating income (loss)	56,191	(18,327)	(71,144)	(37,119)	(60,010)	(19,670)
Equity in loss of joint venture	—	—	—	—	(695)	—

Income (loss) before income taxes	56,191	(18,327)	(71,144)	(37,119)	(60,705)	(19,670)
Provision for (benefit from) income taxes	21,148	(5,462)	(1,308)	3,707	77	1,400

Net income (loss)	$35,043	$(12,865)	$(69,836)	$(40,826)	$(60,782)	$(21,070)

Balance Sheet Data (end of period):
Cash and cash equivalents	$6,678		$19,843	$33,250	$17,816	$25,262
Working capital	39,917		82,529	64,027	48,166	37,886
Total assets	131,677		544,114	536,418	481,756	462,830
Total debt	20,686		414,494	399,450	396,263	387,244
Redeemable preferred stock	36,063		—	—	—	—
Stockholders’ equity (deficit)	33,547		66,092	50,498	233	(20,549)

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$17,294	$20,387	$17,213	$49,673	$(9,851)	$12,295
Investing activities	(11,367)	(2,915)	(519,582)	(27,447)	(16,376)	(9,284)
Financing activities	(7,253)	(14,360)	522,212	(8,819)	10,793	4,435
Capital expenditures	14,812	8,441	1,483	28,235	47,480	13,106
Ratio of earnings to fixed charges (1)	1:4.8	N/A	N/A	N/A	N/A	N/A

	Predecessor Year Ended December 31,	Successor and Predecessor Combined	Successor Year Ended December 31,
	2004	2005	2006	2007	2008
Other Operating Data:
Number of HIH hospitals (end of period)	15	12	12	9	9
Number of freestanding hospitals (end of period)	5	6	8	10	11

Number of total hospitals (end of period)	20	18	20	19	20
Licensed beds (end of period)	959	893	926	1,009	1,079
Average licensed beds	954	969	889	961	1,062
Admissions	8,872	9,182	8,318	7,999	8,292
Patient days	236,403	242,080	226,863	229,479	234,367
Occupancy rate	67.7%	68.5%	69.9%	65.4%	60.3%
Percent net patient service revenue from Medicare	75.8%	76.0%	71.6%	64.6%	61.2%
Net patient service revenue per patient day	$1,371	$1,430	$1,436	$1,404	$1,502

(1)	In the period from January 1 through August 10, 2005, the period from August 11 through December 31, 2005 and the years ended December 31, 2006, 2007, and 2008 earnings were insufficient to cover fixed charges by $20,757, $71,144, $37,119, $60,705, and $19,670, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes.

Company Overview

We are a leading operator of LTAC hospitals in the United States. As of December 31, 2008, we operated 20 hospitals located in ten states, consisting of nine HIH facilities (29% of beds) and 11 freestanding facilities (71% of beds). Through these 20 LTAC hospitals, we operate a total of 1,079 licensed beds and employ approximately 3,100 people, the majority of whom are registered or licensed nurses and respiratory therapists. As a result of Hurricane Katrina in August 2005, our three New Orleans hospitals were closed and will not re-open. The licensed beds for these hospitals are not included in the total number of facilities or licensed beds discussed above.

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

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of senior subordinated notes. We also entered into a revolving credit facility (“Revolver”) that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity, of which $10.0 million is outstanding at December 31, 2008.

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

Regulatory Matters

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 61.2%, 64.6% and 71.6% of total net patient service revenue for the twelve months ended December 31, 2008, 2007, and 2006, respectively. Net patient service revenue generated from non-Medicare payors were substantially from commercial payors. The decrease in the percentage of net patient service revenue generated from the Medicare program is principally the result of our continued focus on higher-margin commercial revenue as more fully discussed in Item I. Business under the caption “Our Strategy”, and the increasing trend of traditional Medicare patients to elect Medicare coverage through various managed Medicare payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTAC hospital PPS are subject to review by the regulatory authorities, including enhanced medical necessity reviews pursuant the SCHIP Extension Act and the RAC program pursuant to the Tax Relief and Health Care Act of 2006. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

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

Revenue Recognition

Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Topic No. D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

We have recognized impairment charges of $18.6 million, $38.8 million and $43.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years and are reviewed for impairment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset. If the carrying amount of an asset exceeds our estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”), and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. All of our subsidiaries are wholly owned, so the adoption of SFAS 160 is not expected to impact our financial position and results of operations. SFAS 141(R) will impact us to the extent we make future acquisitions.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will impact us if we enter into hedging transactions in future periods.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting FSP FAS 142-3 on our financial position and results of operations.

Results of Operations

A historical summary of operations for the twelve months ended December 31, 2008, 2007, and 2006 appears below (in thousands):

	2008	2007	2006
Net patient service revenue	$351,971	$322,215	$325,882

Salaries, wages, and benefits	165,975	156,125	145,340
Supplies	35,522	33,460	32,144
Rent	25,579	21,644	18,080
Other operating expenses	80,787	80,257	77,206
Provision for doubtful accounts	5,234	4,740	7,673
Depreciation and amortization	11,595	11,254	11,856
Goodwill impairment charge	18,600	38,834	43,600
Business interruption insurance proceeds	—	—	(5,333)
Gain on early extinguishment of debt	(9,526)	—	(1,329)
Loss on disposal of asset	92	—	945
Interest expense, net	37,783	35,911	32,819

Total expenses	371,641	382,225	363,001

Operating loss	(19,670)	(60,010)	(37,119)
Equity in loss of joint venture	—	(695)	—

Loss before income taxes	(19,670)	(60,705)	(37,119)
Provision for income taxes	1,400	77	3,707

Net Loss	$(21,070)	$(60,782)	$(40,826)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Number of hospitals within hospitals (end of period)	9	9	12
Number of freestanding hospitals (end of period)	11	10	8
Number of total hospitals (end of period)	20	19	20
Licensed beds (end of period)	1,079	1,009	926
Average licensed beds (1)	1,062	961	889
Average length of stay	27.6	26.8	27.3
Admissions	8,292	7,999	8,318
Patient days	234,367	229,479	226,863
Occupancy rate	60.3%	65.4%	69.9%
Percent net patient service revenue from Medicare	61.2%	64.6%	71.6%
Percent net patient service revenue from commercial payors and Medicaid (2)	38.8%	35.4%	28.4%
Net patient service revenue per patient day	$1,502	$1,404	$1,436

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the years presented.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues

Our net patient service revenue increased by $29.8 million, or 9.2%, for the year-ended December 31, 2008, to $352.0 million from $322.2 million for the comparable period in 2007. Patient days in 2008 were 4,888 greater, or 2.1% greater, than the same period in 2007. Admissions grew by 293, or 3.7%, during the 2008 period to 8,292 from 7,999 for the 2007 period. The increase in patient days and admissions was partially attributable to the expansion of our operations, as discussed previously.

This increase in net patient service revenue was comprised of a favorable $22.9 million variance as the result of increased revenue per patient day and a $6.9 million favorable benefit from an increase in patient days.

Our net patient service revenue per patient day during the years ended December 31, 2008 and 2007 was $1,502 and $1,404, respectively, or an increase of 7.0%. The increase in net patient service revenue on a per patient day basis during the 2008 period was primarily the result of inflationary increases in our standard charge rates and certain of our contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2008.

Total Expenses

Total expenses decreased by $10.6 million to $371.6 million for the year-ended December 31, 2008 as compared to $382.2 million for the comparable period in 2007. Included in the expenses for the 2008 period is an impairment charge of $18.6 million related to goodwill, and a gain of $9.5 million related to the early extinguishment of debt. Gain on early extinguishment of debt for the year-ended December 31, 2008 was the result of our repurchasing $16.5 million in face amount of our senior subordinated notes for an amount approximating $6.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.5 million recorded in connection with the retirement of these senior subordinated notes. Included in the expenses for the year ending December 31, 2007, is a $38.8 million impairment charge related to goodwill and $2.5 million attributable to compensation and benefits accrued in connection with the departure of our former CEO.

Excluding the impairment charge and benefit from the gain on the early extinguishment of debt for 2008, and the impairment charge and the compensation and benefits accrual for 2007, expenses increased by $21.6 million from the same period in the prior year. Rent expense increased by $3.9 million during the 2008 period in connection with the increases in bed capacity as discussed previously. Net interest expense increased by $1.9 million during the 2008 period due to interest on the increased amount drawn on the line of credit in 2008 as discussed in the Liquidity and Capital Resources section contained herein. The remaining $15.8 million increase in expenses was primarily attributable to an increase in salaries, wages and benefits of $12.3 million, and an increase in supplies of $2.1 million. These increases were due to the result of inflationary increases, increases in patient days, and the increases in bed capacity as previously discussed.

Income Tax Expense

For the year ended December 31, 2008, we recorded income tax expense of $1.4 million which represented the estimated income tax liability for certain state income taxes based on gross margin and revised estimates to the beginning of the year valuation allowance based on the final filing of amended tax returns for 2003, 2005 and 2006. The federal and state income tax benefit for 2008 and 2007 is less than expected due to the need for a valuation allowance on deferred tax assets as of December 31, 2008 and 2007.

Net Income

For the year ended December 31, 2008, we reported a net loss of $21.1 million as compared to a net loss of $60.8 million for the year ended December 31, 2007. Excluding goodwill impairment charges and the gain on the early extinguishment of debt for 2008 and the goodwill impairment charge and $2.5 million attributable to compensation and benefits accrued in connection with the departure of our former CEO in 2007, the net loss for the year ended December 31, 2008 would be $12.0 million as compared to a net loss of $19.5 million for the year ended December 31, 2007. As discussed above, this improvement of $7.5 million was principally the result of an increase in net patient service revenue per patient day.

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

During the years ended December 31, 2007 and 2006, we recorded reductions in net patient service revenue of $1.2 million and $4.3 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program. The adjustment recognized during the year ended December 31, 2006 related primarily to two of our hospitals. In these cases, the actual cost to charge ratio, which is used to determine the reimbursement for short stay and high cost outliers, was outside the 10% limit of the cost to charge ratio amount used by CMS to process interim claims such that it resulted in a reconciliation of payments to the actual cost to charge ratio for these cost report periods.

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

Total Expenses

Total expenses increased by $19.2 million to $382.2 million for the year-ended December 31, 2007 as compared to $363.0 million for the comparable period in 2006. Included in the expenses for the year ending December 31, 2007, is a $38.8 million impairment charge related to goodwill and $2.5 million attributable to compensation and benefits accrued in connection with the departure of our former CEO. Included in the expenses for the 2006 period is an impairment charge of $43.6 million related to goodwill, a gain of $1.3 million related to the early extinguishment of debt, and $5.3 million in insurance recoveries related to Hurricane Katrina. Gain on early extinguishment of debt for the year-ended December 31, 2006 was the result of our repurchasing $3.0 million in face amount of our senior subordinated notes for an amount approximating $1.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.1 million recorded in connection with the retirement of these senior subordinated notes.

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

At December 31, 2008, our debt structure consisted of $130.5 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $246.7 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $10.0 million is outstanding, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $3.1 million with varying maturities. The full amount available under the term loan facility was used in connection with the Transactions.

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

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility and amendment number one to the credit agreement). At December 31, 2008, the interest rate applicable to the $246.7 million under our term loan facility was 7.67%, and the rate on the $10.0 million outstanding balance of the revolving credit facility was 7.79%.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing 4 quarter basis. A cure right was exercised for the fiscal quarter ended September 30, 2007 in the amount of $6.0 million. This cure amount was a component of consolidated EBITDA for financial covenant purposes through the fiscal period ended June 30, 2008. This particular cure amount is not included for financial covenant test purposes for periods beyond June 20, 2008.

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

We and our subsidiaries, affiliates or significant stockholders may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Expenditures

On September 1, 2006, a newly formed subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. In connection with this Lease, Health Care REIT, Inc. agreed to make available up to $250.0 million for investments in hospital facilities, subject to approval of the Landlord and certain terms and conditions. Our Boise, Idaho facility was the first facility to be developed under this Lease. This facility was completed in March 2008 with construction cost of approximately $19.1 million. This facility opened in April 2008. The facility under this Lease is accounted for as a lease financing obligation whereby the asset remains capitalized on our balance sheet. See note 9 in our consolidated financial statements for additional discussion regarding this Lease.

We anticipate that we will incur capital expenditures of approximately $4.8 million in 2009 based on our current plans. The $4.8 million of expected capital expenditures relate to our ongoing maintenance expenditures in our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows for the twelve months ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Operating activities	$12,295	$(9,851)	$49,673
Investing activities	(9,284)	(16,376)	(27,447)
Financing activities	4,435	10,793	(8,819)

For the year ended December 31, 2008, operating activities generated $12.3 million in cash. The increase in cash provided by operations as compared to 2007 is partially the result of a lower net loss during 2008. Accounts receivable increased by $5.1 million during 2008 as compared to an increase of $4.2 million during 2007. Days of net patient service revenue in net accounts receivable at December 31, 2008 was 67.0 as compared to 77.6 at December 31, 2007. The decrease during the 2008 period was primarily the result of improved accounts receivable collections. Accounts payable and accrued expenses increased by $12.9 million in 2008 compared to a decrease of $5.4 million in 2007, due in part to the timing of payments of interest expense associated with our senior secured credit facility through the rate setting process, and in part due to the timing of bi-weekly payroll funding requirements.

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

Cash used in investing activities was $9.3 million during 2008. We used $13.1 million to purchase property and equipment during 2008, offset by $3.8 million in reimbursement received from Healthcare REIT, Inc. for our Boise, Idaho project.

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

Cash provided by financing activates during 2008 was $4.4 million. This included $10.0 million in borrowings under the revolving line of credit. This was offset by $9.0 million in payments of notes payable and long term debt, which included $6.5 million paid for the early retirement of $16.5 million in face value of senior subordinated notes.

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

At December 31, 2008 we had cash and cash equivalents of $25.3 million and working capital of $37.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Year
Contractual Obligation(1)	Total	2009	2010-2011	2012-2013	2014 and beyond
Senior Secured Credit Facility	$246,713	$2,550	$5,100	$239,063	$—
9 1/4% Senior Subordinated Notes	130,531	—	—	130,531	—
Revolving credit facility	10,000	—	10,000	—	—
Capital Lease Obligations	3,088	1,252	1,468	368	—

Total debt	390,332	3,802	16,568	369,962	—
Interest(2)	123,484	30,907	61,228	31,349	—
Operating leases	147,581	17,831	29,862	23,883	76,005
Other Obligations	2,615	1,040	1,298	246	31

Total contractual obligations	$664,012	$53,580	$108,956	$425,440	$76,036

(1)

This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement.”

(2)

The interest obligations were calculated using interest rates as of December 31, 2008 of 7.67% for the senior secured credit facility, and the stated interest rate of 9  1/4% for the senior subordinated notes.

Seasonality

Our business experiences seasonality as a result of variation in census levels, with historically the highest census in the first quarter of the year and the lowest census in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTAC hospital PPS payments are fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the 2008 Final Rule issued by CMS for LTAC hospitals included a 2.7% increase in the standard federal rate, while the 2007 Final Rule included an increase of 0.71% in the standard federal rate.

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

At December 31, 2008 we had $246.7 million in senior term loans outstanding, $10.0 million outstanding under our revolving credit facility, and $50.0 million of borrowing availability under our revolving credit facility, each bearing interest at variable rates. This excludes the letters of credit outstanding of $7.7 million that reduce our borrowing capacity of our revolving credit facility, as they have fixed rates and have maturity dates over the next year. Each 0.125% point change in interest rates would result in a $0.4 million change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior credit facility we were required to enter into an interest rate swap agreement that provided protection against fluctuations in interest rates on a notional amount of $12.0 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement capped the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum until its expiration on November 9, 2008. In the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, and processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our executive officers and directors.

Name	Age	Position(s)
G. Wayne McAlister	62	Chairman of the Board of Directors and Chief Executive Officer
Phillip B. Douglas	51	President
Chris A. Walker	40	Chief Financial Officer
Catherine A. Conner	52	Senior Vice President of Human Resources
Grant B. Asay	50	Regional Senior Vice President of Operations
Judith K. Hogan	57	Senior Vice President of Clinical Services
Karen H. Bechtel	59	Director
Stephen H. Wise	36	Director
William Hamburg	59	Director
William P. Johnston	64	Director
William H. McMullan, Jr.	30	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers:

G. Wayne McAlister has served as Chairman and Chief Executive Officer since April 15, 2008. From January 14, 2008 until April 15, 2008, Mr. McAlister served as Director, President, and Chief Executive Officer. Prior to joining LifeCare, he was Senior Vice President of Triad Hospitals, Inc. and a Division President of a large group of its hospitals, where he was responsible for development, management and financial operations, since 1999.

Phillip B. Douglas has served as our President since April 15, 2008. Previously, he had served as our Chief Financial Officer since January 30, 2006. Prior to joining LifeCare, Mr. Douglas was Chief Financial Officer of Workscape, Inc., a private-equity owned company, from 2000 until 2005. From 1996 until 1999 Mr. Douglas was founder and Chief Executive Officer of Management and Technology Solutions, Inc., a developer and provider of IT solutions to physician organizations. From 1992 to 1995 Mr. Douglas was the Chief Financial Officer and Co-Founder of HealthSpring, Inc., a physician practice management company that was later acquired by The MetraHealth Companies (“MetraHealth”). MetraHealth was ultimately acquired by United HealthCare Corporation, where Mr. Douglas served as Senior Vice President of Finance for the combined companies from 1995 to 1996.

Chris A. Walker, has served as our Chief Financial Officer since April 15, 2008. Prior to April 15, 2008, he served as our Senior Vice President—Chief Accounting Officer and Treasurer since 1997. Prior to joining LifeCare, he worked as a Certified Public Accountant with KPMG LLP from 1991 until 1997.

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

Grant B. Asay has served as Regional Senior Vice President of Operations for our company since June 2006. From 2002 until June 2006, he served as a Regional Director for Select Medical Corporation. Prior to joining Select Medical Corporation, Mr. Asay served as the Chief Executive Officer of community hospitals in Montana, Nevada and Alaska.

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

Karen H. Bechtel has served as a director since August 2005 and Chairman from August 2007 until April 2008. Ms. Bechtel is a Managing Director of The Carlyle Group and head of the U.S. buyout group that focuses on opportunities in the healthcare sector. Previously, Ms. Bechtel was a Managing Director of Morgan Stanley’s Private Equity Group, where she was a member of the investment committee. From 1993 to 1997, Ms. Bechtel was Co-head of the Strategic Finance Group. She was also a founder and head of Princes Gate Private Equity Investors, a $650.0 million bridge equity fund.

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

William Hamburg has served as director since August 2007. Mr. Hamburg served as interim President and Chief Executive Officer of LifeCare from August 2007 until January 2008. Mr. Hamburg is currently the CEO of Guardian Home Care Holdings, Inc. Mr. Hamburg has served as the interim Chief Operating Officer and interim Chief Development Officer of HealthSouth during its management transition. He was also interim Chief Executive Officer for Cogent Healthcare, Inc., a privately held hospital company. Previously, Mr. Hamburg was the Chairman, President and Chief Executive Officer of MediSphere Health Partners, a privately owned, venture capital-backed, alternate site healthcare facility company. Before his services with MediSphere, Mr. Hamburg was President and Chief Operating Officer of Surgical Care Affiliates, Inc., a NYSE company that was one of the nation’s largest independent owners and operators of outpatient surgery centers. Prior to his services with Surgical Care Affiliates, Inc., Mr. Hamburg held several senior administrative positions with several major non-profit acute care hospitals.

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

Our securities are not listed on a securities exchange and we are not subject to the corporate governance requirements of a securities exchange. The audit committee is currently the only separate committee of the board of directors. We anticipate we may establish additional standing committees of the board, including a compensation committee, in the future. We will consider establishing other committees of the board, from time to time, when necessary to address specific issues. Our board of directors consulted with our Chief Executive Officer concerning the compensation of our executive officers, other than the Chief Executive Officer.

Code of Ethics

We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our chief executive officer, our president, and our chief financial officer. Our code of conduct is available on our Internet website, www.lifecare-hospitals.com. Our code of conduct may also be obtained by contacting us at 469-241-2100. Any amendments to our code of conduct or waivers from the provisions of the code for our chief executive officer, our president, or our chief financial officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.

Item 11.	EXECUTIVE COMPENSATION – COMPENSATION DISCUSSION AND ANALYSIS

The following analysis relates to compensation for each person who served as our Chief Executive Officer during 2008, our Chief Financial Officer and the three other executive officers who were the most highly compensated for the year ended December 31, 2008. It also includes information about two additional officers who ceased to serve as executive officers in 2008. We refer to these individuals collectively as our “Named Executive Officers.”

Overview of Compensation Process. The Board of Directors sets the compensation of our executive officers, evaluates their performance and administers our incentive plans. Our securities are not listed on a stock exchange. Accordingly, we are not subject to stock exchange corporate governance standards, such as the requirement to establish a compensation committee. Although G. Wayne McAlister, who became our Chief Executive Officer on January 14, 2008, and William Hamburg, who served as our interim Chief Executive Officer in 2008 until January 14, 2008, both served on our Board of Directors, neither of them participated in the determination of their own compensation.

The Board annually reviews executive compensation and our policies to ensure that the Chief Executive Officer and other executive officers are appropriately rewarded for their contributions to the Company. The Board seeks to align our compensation strategy with the objectives of the Company, as well as stockholder interests. In addition, the Board solicits the views and recommendations of our Chief Executive Officer when setting the salaries of our other executive officers, given his insight into internal pay equity, as well as executive officer performance. The Board considers these recommendations in the final compensation decisions and gives them significant weight, provided such recommendations are otherwise consistent with our compensation philosophies. However, the Board makes all final decisions concerning executive officer compensation.

Compensation Philosophy. The fundamental objective of our compensation program is to attract, retain and motivate executive leadership for the Company who will execute our business strategy, uphold our Company values and enhance the value of the Company. To fulfill this objective, the Board has developed compensation policies and plans designed to attract, retain and motivate highly qualified and high-performing executives through compensation that is:

•	Aligned with Stockholder Interests – Equity incentives should be used to align the interests of our executive officers with stockholder interests.

•	Performance-based – A meaningful component of compensation should be tied to our performance.

•	Equitable – Executive compensation should consider internal pay equity as well as compensation paid by similarly situated companies.

The Board’s compensation philosophy for each executive officer focuses on an analysis of the executive officer’s performance for the year, projected responsibilities, importance to the execution of our business strategy, external pay practices and total compensation positioning. The Board’s philosophy also takes into account employee retention, potential recruitment by other companies, compensation policies of other companies, and the expense and difficulty of replacing executives.

Compensation Program for 2008. Based on our compensation philosophy, the Board determined that we should provide executive officers with compensation comprised of three primary elements: (1) base salary; (2) annual performance awards payable in cash; and (3) long-term equity incentive awards. The analysis regarding the establishment of these three components of executive compensation for 2008 is set forth below.

Base Salary. In 2008, the Company was a party to employment agreements (“Employment Agreements”) with our Named Executive Officers, other than William Hamburg. While the Employment Agreements established a base salary for each of these executive officers, their salaries are subject to adjustment after their initial term by the Board of Directors in its sole discretion. Each year, the Board reviews and approves salaries for our executive officers, including those executive officers who are parties to an employment agreement. The Board seeks to provide base salaries for our executive officers appropriate to their experience, professional status, job responsibilities and performance. The Board’s decision also takes into account factors such as prior year salary, tenure, performance, responsibilities and salaries paid by other companies. However, the Board did not “benchmark” the salaries of our executive officers to those of other companies or groups of companies. The Board also considers recommendations presented to the Board by the Chief Executive Officer with respect to the salaries of the other executive officers. Based on these factors, the Board approved base salaries for our Named Executive Officers (other than Mr. Hamburg) for 2008 in the amounts shown in the table below.

Name	Title	Base Salary for 2008
G. Wayne McAlister	Chief Executive Officer, Chairman of the Board	$500,000
Phillip B. Douglas	President	325,000
Chris A. Walker	Chief Financial Officer	230,000
Catherine A. Conner	Senior Vice President of Human Resources	215,010
Grant B. Asay	Regional Senior Vice President of Operations	250,000

Jill L. Force is not shown in the above table. Ms. Force ceased to serve as Executive Vice President and General Counsel on January 22, 2008. Pursuant to her employment agreement, Ms. Force will receive total severance equal to $405,007, consisting of salary for a period of 18 months. We will also continue health insurance benefits for Ms. Force for a period of 18 months. In addition, Ms. Force received $50,000 upon our repurchase of 20,000 shares of stock held by her on March 5, 2008.

Leroy Thompson is not shown in the above table. Mr. Thompson ceased to serve as Regional Senior Vice President of Operations on September 14, 2008. Mr. Thompson will receive total severance of $229,622, consisting of salary for a period of one year.

Mr. Hamburg served as our interim Chief Executive Officer from August 2007 to January 14, 2008. The terms of his compensation were set forth in his engagement letter, determined by negotiation between Mr. Hamburg and the Company, and designed to compensate Mr. Hamburg at approximately the same rate as his predecessor. Mr. Hamburg received $1,500 per day and was reimbursed for reasonable expenses incurred by him in connection with his service as interim Chief Executive Officer. For his services as interim Chief Executive Officer during 2008 (the period of January 1 to January 14, 2008), Mr. Hamburg received cash compensation in the amount of $9,750.

The base salaries shown above for Mr. Douglas, Mr. Walker and Mr. Asay became effective on April 15, 2008. We entered into an amendment to an employment agreement with Mr. Douglas effective April 15, 2008 which increased his annual base salary from $283,296 to $325,000, in connection with his appointment as President of the Company. Prior to that time, Mr. Douglas served as the Company’s Vice President and Chief Financial Officer. We entered into an amended and restated employment agreement with Mr. Walker effective April 15, 2008, which increased his annual base salary from $189,966 to $230,000, in connection with his appointment as Chief Financial Officer of the Company. Mr. Walker previously served as the Company’s Senior Vice President, Chief Accounting Officer and Treasurer. In addition, we entered into an amendment with Mr. Asay to his employment agreement effective April 15, 2008, which increased his annual base salary from $214,198 to $250,000. Mr. Asay’s increased salary reflected the Board’s assessment of his job responsibilities and performance.

Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives are provided to our executive officers based on the extent to which performance targets are met. The Board believes these bonuses reward executives for achieving our shorter-term goals and values. The Board established target cash incentive opportunities for 2008. 75% of our Named Executive Officers’ incentive opportunity was based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity to be paid in the discretion of the Board of Directors.

For 2008, the base target incentive opportunity was equal to 60% of base salary for our Chief Executive Officer, President and Chief Financial Officer, 50% for our Senior Vice President of Human Resources and 35% of base salary for our Regional Senior Vice President of Operations. No amounts would be paid unless target EBITDA was achieved. The plan also provided for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer, President and Chief Financial Officer were eligible to receive a maximum performance-based cash incentive of 100% of base salary while the other Named Executive Officers were eligible to receive a maximum performance-based cash incentive of 70% of base salary. The incremental performance-based cash incentive would be earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Based on the foregoing criteria, the Board reviewed our performance and individual performance objectives of the Named Executive Officers who were serving on December 31, 2008 and determined that the following cash incentive awards would be paid to the Named Executive Officers with respect to the year ended December 31, 2008: Mr. McAlister, Chief Executive Officer — $243,600; Mr. Douglas, President — $158,340 ; Mr. Walker, Chief Financial Officer — $112,059; Ms. Conner, Senior Vice President of Human Resources — $65,470; and Mr. Asay, Regional Senior Vice President of Operations — $71,049. Neither Mr. Hamburg, Ms. Force or Mr. Thompson received a cash incentive award with respect to their service to the Company during 2008.

Long-Term Equity Incentive Compensation. One of our primary compensation philosophies is that long-term equity compensation should strengthen and align the interests of our executive officers with stockholder interests. The Board believes that the use of stock-based awards is an effective means to enable us to attract and retain high quality executives. In addition, we believe that stock ownership encourages our executive officers to think and act as stockholders.

Our 2005 Equity Incentive Plan provides for grants of restricted shares and options to purchase shares of LCI Holding Company, Inc’s (“Holdings”) common stock. Employees, as well as independent directors, are eligible to receive grants under the 2005 Equity Incentive Plan. Awards are generally granted to our executive officers upon hiring and on a periodic basis thereafter as the Board deems appropriate. Typically, the Board approves these awards at its August meeting after considering the actual performance of our company for the prior year as compared to performance targets set by the Board. The Board may approve additional awards under other circumstances, such as the promotion of a person to a higher position or in recognition of special contributions made by the executive officer.

Following the naming of Mr. McAlister as our Chief Executive Officer on January 14, 2008 and as provided in this employment agreement, Mr. McAlister was granted an option to purchase 1,000,000 shares of the Holdings stock at an exercise price of $2.50 per share. In addition, Mr. McAlister became eligible to receive a restricted stock award based on the Company’s attainment of fiscal year 2008 financial targets established by the Board. Based on our 2008 financial results, Mr. McAlister was granted 400,000 shares of restricted stock on March 24, 2009. Following the naming of Mr. Douglas as our President, he was granted an option to purchase 370,000 shares of Holdings stock at an exercise price of $2.50 per share. In accordance with his amended employment agreement, Mr. Douglas was eligible to receive a restricted stock award based on our attainment of fiscal year 2008 financial targets established by the Board of Directors. Based on our 2008 financial results, Mr. Douglas was granted 300,000 shares of restricted stock on March 24, 2009. Pursuant to Mr. Walker’s amended and restated employment agreement, he was granted an option to purchase 96,000 shares of Holdings stock at an exercise price per share of $2.50. The option price of $2.50 per share at which the options were granted in 2008 exceeded the fair market value of our shares at the date of grant.

Retirement Plan. All employees of our company are eligible to participate in our 401(k) plan, and can contribute up to 50% of their base salary (subject to statutory limitations). We have the discretion to match up to 33.3% of the first six percent of eligible employee contributions to our 401(k) plan. The matching contributions are made in cash and vest over a three-year period. In 2008, we contributed the following amounts on behalf of our Named Executive Officers: Mr. McAlister, Chief Executive Officer — $2,281; Mr. Douglas, President — $0 ; Mr. Walker, Chief Financial Officer — $4,555; Ms. Conner, Senior Vice President of Human Resources — $3,691; Ms. Force, Senior Vice President and General Counsel (until 1/22/08) — $2,943; Mr. Thompson, Regional Senior Vice President of Operations (until 9/14/08) — $2,525; and Mr. Asay, Regional Senior Vice President of Operations — $3,581. Mr. Hamburg, who served as our interim Chief Executive Officer from August 20, 2007 to January 14, 2008 was not an employee of the Company and was not eligible to participate in our 401(k) plan.

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

We have employment agreements in place with each of our Named Executive Officers who continued to serve as of December 31, 2008. In general, these agreements provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If the executive officer’s employment is terminated by us “without cause” or by the executive officer for “good reason” (each as defined in the executive officer’s employment agreement), the executive officer is entitled to receive: (1) all accrued benefits, (2) a severance payment equal to a continuation of his or her annual base salary for a period of one to two years, (3) in some cases a pro-rated bonus amount; and (4) in some cases payment of health insurance benefits for one to two years following the date of termination. If certain of the executive officers are terminated as a result of death or disability, the executive officer is entitled to receive accrued salary, unpaid bonus and a bonus (pro-rated through the termination date) and other benefits required by applicable law or our employee benefit plans. In addition, Ms. Conner and Mr. Asay are entitled to receive additional salary upon their respective deaths or termination of employment due to disability, for the following periods: Mr. Conner – 18 months, and Mr. Asay – one year. Mr. Hamburg was not afforded severance benefits under his compensation arrangement with us, because it was the understanding of Mr. Hamburg and us that he would serve only in an interim capacity as our Chief Executive Officer. The severance payment provisions for the other Named Executive Officers are described in the table below.

Name	Title	Severance Payment Equal to Annual Base Salary for this Period	Bonus Amount Upon Termination Without Cause or by NEO for Good Reason
G. Wayne McAlister	Chief Executive Officer	2 years	2 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Phillip B. Douglas	President	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding fiscal year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Chris A. Walker	Chief Financial Officer	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Catherine A. Conner	Senior Vice President of Human Resources	18 months	None

Grant B. Asay	Regional Senior Vice President of Operations	1 year	None

*	If employment is terminated as a result of his death or disability, the bonus amount would be a pro-rated amount determined by multiplying the target annual bonus he would have been eligible to receive if he had continued to serve for the full fiscal year by a fraction, the numerator of which is the number of days he was employed in the fiscal year divided 365.

Ms. Force ceased to serve as Executive Vice President and General Counsel on January 22, 2008. Pursuant to her Employment Agreement, Ms. Force will receive total severance equal to $405,007, consisting of salary for a period of 18 months. We will also continue health insurance benefits for Ms. Force for a period of 18 months. In addition, Ms. Force received $50,000 upon our repurchase of 20,000 shares of stock on March 5, 2008.

Mr. Thompson ceased to serve as Regional Senior Vice President of Operations on September 14, 2008. Mr. Thompson will receive total severance of $229,622, consisting of salary for a period of one year.

In April 2008, we entered into transaction bonus agreements with certain members of the Company’s management, including Messrs. McAlister, Douglas, Walker, Asay and Ms. Conner. The transaction bonus agreements will provide a one-time bonus opportunity in connection with a change of control transaction (“Transaction Bonus Opportunity”). The Transaction Bonus Opportunity for each of Messrs. McAlister, Douglas, Walker, Asay and Ms. Conner, as a multiple of such executive officer’s base salary, ranges from 1x to 15x for each of Messrs. McAlister and Douglas, from approximately 1x to 10x for Mr. Walker, from approximately 1x to 5x for Mr. Asay and from approximately 0.35x to 1.75x for Ms. Conner. The actual amount to be paid will be based on the value associated with the Company upon a change of control.

The following table provides the amount of potential cash severance payable and the estimated value of continuing insurance benefits to each of the Named Executive Officers who were serving in that capacity at December 31, 2008, based on the assumption that the Named Executive Officer’s employment terminated on December 31, 2008, under circumstances that entitled the Named Executive Officer to the maximum potential severance payment immediately thereafter. The table also includes the value of accelerated vesting of options and restricted stock if severance rights are triggered pursuant to a change of control event. Finally, the table includes the maximum Transaction Bonus Opportunity available to Messrs. McAlister, Douglas, Walker, Asay and Ms. Conner. The table excludes Ms. Force and Mr. Thompson because the amount of their severance has been determined, as discussed above, and they no longer serve as executive officers. The table also excludes Mr. Hamburg, who had no severance benefits as interim Chief Executive Officer.

Name	Title	Amount of Potential Severance Benefits	Estimated Value of Insurance Benefits	Acceleration of Stock Options and Restricted Stock[1]	Maximum Transaction Bonus Opportunity
G. Wayne McAlister	Chief Executive Officer	$1,000,000	$38,743	—	$7,500,000

Phillip B. Douglas	President	487,500	29,057	—	4,500,000

Chris A. Walker	Chief Financial Officer	230,000	19,371	—	2,100,000

Catherine A. Conner	Senior Vice President of Human Resources	322,515	—	—	375,000

Grant B. Asay	Regional Senior Vice President of Operations	250,000	—	—	1,500,000

[1]

As of December 31, 2008, the stock option exercise price of $2.50 per share exceeded the per share fair value of the underlying common stock and the fair value of restricted stock was nominal, based on our valuation. Accordingly, no amounts are shown in this column attributable to the acceleration of stock options or accelerated vesting of restricted stock as of December 31, 2008.

Non-Competition, Non-Solicitation and Confidentiality. Mr. Hamburg was subject to confidentiality restrictions as the interim Chief Executive Officer. Each of the other Named Executive Officers is subject to certain confidentiality provisions and to certain non-solicitation and non-competition provisions for a period of one year to two years following the termination of employment with the Company.

Perquisites and Other Benefits. The Named Executive Officers are eligible for benefits generally available to other employees of the Company who are exempt for purposes of the Fair Labor Standards Act, including health insurance, disability and life insurance. We also reimburse the Named Executive Officers for reasonable, customary and necessary business expenses incurred or paid by them in the performance of their duties and responsibilities to the Company.

Named Executive Officer Salaries for 2009. The Board’s compensation philosophy and compensation program for executive officers for 2009 remain consistent with those in effect for 2008. The Board granted nominal salary increases to Ms. Conner, Mr. Asay and Mr. Walker for 2009. The 2009 salaries for the Named Executive Officers will be: Mr. McAlister — $500,000; Mr. Douglas — $325,000; Mr. Walker — $235,664; Ms. Conner — $221,458; and Mr. Asay — $256,256.

Compensation for New Chief Executive Officer. On January 14, 2008, the Board appointed Wayne McAlister as our President and Chief Executive Officer, and Mr. Hamburg ceased to serve as interim Chief Executive Officer. On that date, the Company and its parent company, LCI Holding Company, Inc., entered into an employment agreement with Mr. McAlister. The employment agreement provides for an initial term of two years, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Pursuant to the employment agreement, Mr. McAlister is entitled to receive an annual base salary of $500,000 and is eligible for an annual bonus based on achievement of performance objectives established by the Board. The target amount of the annual bonus is 60% of his base salary and the maximum amount of the annual bonus is 100% of his base salary. We also granted Mr. McAlister an option to purchase 1,000,000 shares of our common stock for $2.50 per share. All options granted by us, including Mr. McAlister’s option, have been granted with an exercise price not less than fair value at date of grant. The employment agreement also specifies that he would receive a restricted stock award of up to 400,000 shares, if certain 2008 financial targets are attained. Based on the attainment of these targets, Mr. McAlister was granted 400,000 restricted shares on March 24, 2009. In addition, the employment agreement provides that Mr. McAlister may earn an additional one-time bonus in connection with a change of control transaction in an amount ranging from a multiple of 1x to 15x of his base salary. If Mr. McAlister is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary and bonus for two years, with the amount of the annual bonus equal to the lesser of 60% of Mr. McAlister’s base salary in effect on the date of termination or the annual bonus paid to him in the immediately preceding fiscal year. Under the employment agreement, Mr. McAlister is also subject to non-competition, non-solicitation and certain confidentiality provisions for a period of two years following the termination of this employment.

Performance-Based Cash Incentive Awards – Targets for 2009. As previously discussed, in addition to base salary, performance-based cash incentives are provided to our Named Executive Officers based on the extent to which performance targets are met. The Board has established target cash incentive opportunities for 2009. 75% of our Named Executive Officers’ incentive opportunity will be based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity paid in the discretion of the Board of Directors.

For 2009, the base target incentive opportunity will be equal to 60% of base salary for our Chief Executive Officer, President and Chief Financial Officer, 50% for our Senior Vice President of Human Resources and 35% of base salary for our Senior Vice President of Operations. No amounts will be paid unless target EBITDA is achieved. The plan also provides for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer, President and Chief Financial Officer are eligible to receive a maximum performance-based cash incentive of 100% of base salary while the other Named Executive Officers may receive a maximum performance-based cash incentive of 70% of base salary. The incremental performance-based cash incentive is earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Summary Compensation Table

for the Year Ended December 31, 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)[4]	Total ($)
William Hamburg Chief Executive Officer (8/20/07 to 1/14/08)	2008	9,750	—	—	—	—	—	2,131	11,881
	2007	96,750	—	—	—	—	—	22,984	119,734

G. Wayne McAlister Chairman of the Board and Chief Executive Officer (since 4/15/08 and 1/14/08, respectively)	2008	471,155	243,600	—	—	—	—	7,190	721,945

Phillip B. Douglas President (since 4/15/08; Executive Vice President and Chief Financial Officer from 1/30/06 to 4/15/08)	2008	312,008	158,340	—	103,518	—	—	30,936	604,802
	2007	282,661	—	—	103,518	—	—	34,202	420,381
	2006	248,592	160,193	—	94,892	—	—	32,587	536,264

Chris A. Walker Chief Financial Officer (since 4/15/08) and CFO of a subsidiary of the Company (from 6/22/98 to 4/15/08)	2008	219,204	112,059	—	18,304	—	—	13,367	362,934
	2007	189,139	—	—	18,304	—	—	7,499	214,942
	2006	178,149	70,617	—	10,839	—	—	5,823	265,428

Catherine A. Conner Senior Vice President of Human Resources	2008	215,010	65,470	—	43,863	—	—	9,576	333,919
	2007	213,855	—	—	43,863	—	—	10,707	268,425
	2006	130,769	75,355	—	16,448	—	—	7,922	230,494

Grant B. Asay Regional Senior Vice President of Operations	2008	240,078	71,049	—	15,926	—	—	11,104	338,157
	2007	213,875	—	—	15,926	—	—	66,844	296,645
	2006	109,038	98,065	—	5,972	—	—	12,470	225,545

Jill L. Force, Executive Vice President and General Counsel (through 1/22/08)	2008	22,846	—	47,895	4,974	—	—	391,940	467,655
	2007	269,235	—	71,843	59,690	—	—	24,371	425,139
	2006	259,232	167,554	71,843	42,259	—	—	34,832	575,720

LeRoy F. Thompson, Jr. Regional Senior Vice President of Operations (through 9/14/08)	2008	159,569	—	—	14,491	—	—	261,853	435,913
	2007	217,869	—	—	18,304	—	—	12,169	248,342
	2006	211,368	66,000	—	13,224	—	—	10,847	301,439

[1]	Bonuses shown for a specified year relate to amounts earned during that year but which will be paid during the following year.
[2]

Amounts relate to the vesting of restricted stock held by the employee in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (SFAS 123R”). The value of these shares pursuant to FASB 123(R) was nominal.

[3]

This column represents the expense recorded by us for option awards in accordance with the provisions of SFAS 123R. See note 3 of the consolidated financial statements regarding assumptions underlying the valuation of equity awards pursuant to SFAS 123R. These amounts reflect our accounting expense, and do not correspond to the actual value that may be recognized by the Named Executive Officer. The actual value, if any, the Named Executive Officer may realize upon exercise of the options will depend on the excess of the calculated stock price over the exercise price on the date the options are exercised.

[4]

For 2008, All Other Compensation for Mr. Douglas includes travel cost reimbursement and related income taxes of $16,272. All Other Compensation for Ms. Force includes severance payments of $247,158 made to her during 2008 and accrued severance of $132,268. For 2007, All Other Compensation for Mr. Douglas and Ms. Force includes travel cost reimbursement and related income taxes of $34,202 and $21,985, respectively, along with our 401(k) matching contribution as previously discussed. For 2007, All Other Compensation for Mr. Asay includes compensation for relocation expenditures and related income taxes of $61,920, along with our 401(k) matching contribution. For 2006, All Other Compensation for Mr. Douglas and Ms. Force includes travel cost reimbursement and related income taxes of $30,463 and $28,718, respectively, along with our 401(k) matching contribution. All Other Compensation for Mr. Hamburg for 2007 consisted of travel cost reimbursement of $22,984. All other compensation for Mr. McAlister, Mr. Walker and Ms. Conner includes insurance payments and our 401(k) matching contribution.

Grants of Plan-Based Awards. During 2008, no new options were granted to our Named Executive Officers, other than an option to purchase 1,000,000 shares granted to Mr. McAlister upon his becoming our Chief Executive Officer, an option to purchase 370,000 shares granted to Mr. Douglas upon his becoming our President and an option to purchase 96,000 shares granted to Mr. Walker upon his becoming our Chief Financial Officer. Each option has a term of 10 years, vests in four equal annual installments commencing on the first anniversary of the date of grant and has an option price equal to $2.50 per share, which was in excess of the fair market value of our stock at the date of grant. The options are designed to facilitate our efforts to retain our executive officers as well as provide incentive to maximize their performance on our behalf.

Agreements with Named Executive Officers.

Each of our Named Executive Officers (other than Mr. Hamburg, who served as interim Chief Executive Officer until January 14, 2008, Ms. Force, who ceased to serve as our Executive Vice President and General Counsel on January 22, 2008, and Mr. Thompson, who ceased to serve as Regional Senior Vice President of Operations on September 14, 2008) is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and an annual formula bonus based on achievement of company performance objectives and a discretionary bonus. If the employment of any of the other Named Executive Officers is terminated other than for cause or, in certain cases, if the officer resigns voluntarily for good reason, the officer is entitled to continue to receive his or her salary for one to two years based upon the terms of his or her individual employment agreement plus any earned but unpaid bonus. The other Named Executive Officers are also subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of one to two years following the termination of their employment with us.

Management Incentive Plan. On November 4, 2005, our parent company’s board of directors and shareholders ratified the 2005 Equity Incentive Plan (“Plan”) that covers 2,860,000 shares of the our parent company’s common stock, and accordingly, our parent company has reserved a like number of shares out of its authorized, but unissued shares of common stock for issuance under the Plan. Through December 31, 2008, the Board had approved the issuance of 160,000 restricted stock awards and 3,265,000 stock options to certain of our employees. All stock option granted prior to August 11, 2006 pursuant to the Plan were granted with an exercise price of $10.00 per share and had 10-year terms. Stock option grants on and after August 11, 2006, have been granted with an exercise price of $6.00 per share and have 10-year terms. On August 10, 2006, we cancelled and regranted the options granted prior to August 10, 2006. The exercise price of these options was lowered from $10.00 per share to $6.00 per share. No other changes were made to the terms and conditions of these options. On December 11, 2007, we cancelled and regranted all outstanding stock options. The exercise price of these options was lowered from $6.00 per share to $2.50 per share, but no other changes were made to the terms and conditions of these options.

Following the naming of Mr. McAlister as our Chief Executive Officer on January 14, 2008 and as provided in this employment agreement, Mr. McAlister was granted an option to purchase 1,000,000 shares of Holdings stock at an exercise price equal to $2.50 per share. In addition, Mr. McAlister became eligible to receive a restricted stock award based on the Company’s attainment of fiscal year 2008 financial targets established by the Board. Based on our 2008 financial results, Mr. McAlister was granted 400,000 shares of restricted stock on March 24, 2009, which vest in three equal annual installments beginning on March 24, 2010. Following the naming of Mr. Douglas as our President, he was granted an option to purchase 370,000 shares of the Holdings at an exercise price equal to $2.50 per share. In accordance with his amended employment agreement, Mr. Douglas was eligible to receive a restricted stock award based on our attainment of fiscal year 2008 financial targets established by the Board of Directors. Based on our 2008 financial results, Mr. Douglas was granted 300,000 shares of restricted stock on March 24, 2009, which vest in three equal annual installments beginning on March 24, 2010. Pursuant to Mr. Walker’s amended and restated employment agreement, he was granted an option to purchase 96,000 shares of Holdings stock at an exercise price per share of $2.50. The option price of $2.50 per share at which the options were granted in 2008 exceeded the fair market value of our shares at the date of grant.

Outstanding Equity Awards at Fiscal Year-End. The following table includes certain information with respect to the value of all unexercised options previously awarded and the vesting of previously awarded restricted stock to the Named Executive Officers at December 31, 2008. Mr. Hamburg is not included in the chart because he did not hold any options or restricted stock. Ms. Force and Mr. Thompson are not included in the chart because all options and unvested stock awards held by them were forfeited when they ceased to serve as an executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	No. of Shares or Units of Stock that Had Not Vested (#)[1]	Market Value of Shares or Units of Stock that Had Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Had not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Had Not Vested ($)
G. Wayne McAlister	—	1,000,000	—	2.50	1/14/18	2008	—	—	—	—
Phillip B. Douglas	—	370,000	—	2.50	3/25/18	2008	—	—	—	—
	12,500	37,500	—	2.50	12/11/17	2007	—	—	—	—
	65,000	65,000	—	2.50	8/11/16	2006	—	—	—	—
Chris A. Walker	—	96,000	—	2.50	3/25/18	2008	—	—	—	—
	3,750	11,250	—	2.50	12/11/17	2007	—	—	—	—
	7,500	7,500	—	2.50	8/11/16	2006	—	—	—	—
	18,000	6,000	—	2.50	8/11/15	2005	—	—	—	—
Catherine A. Conner	—	5,000	—	2.50	3/25/18	2008	—	—	—	—
	2,500	7,500	—	2.50	12/11/17	2007	—	—	—	—
	27,500	27,500	—	2.50	8/11/16	2006	—	—	—	—
Grant B. Asay	—	100,000	—	2.50	3/25/18	2008	—	—	—	—
	10,000	10,000	—	2.50	8/11/16	2006	—	—	—	—

1	Does not include 400,000 restricted shares granted to Mr. McAlister and 300,000 restricted shares granted to Mr. Douglas on March 24, 2009. These restricted shares vest in three equal annual installments commencing on March 24, 2010.

[2]

The per share fair value is nominal based upon our valuation of the Company as of December 31, 2008 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 6 to our consolidated financial statements. Therefore, no value is calculated for these awards.

Mr. Hamburg did not receive any options during his tenure as the interim Chief Executive Officer of the Company.

Option Exercises and Stock Vested. The following table includes certain information with respect to restricted stock held by the Named Executive Officers that vested during the year ended December 31, 2008. No options were exercised by the Named Executive Officers in 2008. Mr. Hamburg is not included in the chart because he did not hold any options or restricted stock. Mr. Thompson is not included in the chart because all options and unvested stock awards held by him were forfeited when he ceased to serve as an executive officer.

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
G. Wayne McAlister	—	—	—	—
Phillip B. Douglas	—	—	—	—
Chris A. Walker	—	—	—	—
Catherine A. Conner	—	—	—	—
Grant B. Asay	—	—	—	—
Jill L. Force	—	—	10,000	—

[1]

The per share fair value is nominal based upon our valuation of the Company as of December 31, 2008 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 6 to our consolidated financial statements. Therefore, no value is calculated for these awards.

Director Compensation

Other than Mr. Johnston and Mr. Hamburg, the members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. Mr. Johnston and Mr. Hamburg receive annual compensation of $60,000 annually for their services as a director of our company. The Director fee is paid in the form of cash or shares of our common stock at the discretion of the director. Beginning on January 1, 2008, each director may elect to have his Director fee deferred pursuant to the Director Deferred Compensation Plan.

The following table includes compensation awarded to the Directors of the Company during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation on Earnings	All Other Compensation ($)	Total ($)
G. Wayne McAlister (2)	—	—	—	—	—	—	—
Karen Bechtel (2)	—	—	—	—	—	—	—
William P. Johnston (1)	—	—	—	—	—	—	—
William Hamburg (3)	60,000	—	—	—	—	—	60,000
William H. McMullan, Jr. (2)	—	—	—	—	—	—	—
Stephen H. Wise (2)	—	—	—	—	—	—	—

1.	Mr. Johnston elected to receive stock for his compensation for services provided during the year ended December 31, 2008, which he has elected to defer pursuant to the deferral option of the Director Deferred Compensation Plan. During 2008, his deferral account was credited with 24,000 shares at an agreed upon value of $2.50 per share. The value of these shares pursuant to FASB 123(r) was $0.
2.	Ms. Bechtel, Mr. McMullan, and Mr. Wise were all employed by The Carlyle Group, our principal stockholder, and Mr. McAlister was employed as our Chief Executive Officer during the year ended December 31, 2008, and did not receive separate compensation for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.
3.	Mr. Hamburg received cash for services provided during the year ended December 31, 2008.

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

The following table sets forth information as of March 28, 2009, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other named executive officers set forth below (who was serving as a Named Executive Officer during the year ended December 31, 2008, or at this date), (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

A stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events and the shares are also subject to a registration rights agreement. See “Certain Relationships and Related Transactions.” Except as described in the agreements mentioned above, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o LifeCare Holdings, Inc., 5560 Tennyson Parkway, Plano, Texas 75024.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Carlyle Partners, IV, L.P. (1)	17,020,000	98.6
G. Wayne McAlister (2)	—	—
Phillip B. Douglas (2)	—	—
Karen H. Bechtel (3)	17,020,000	98.6
William Hamburg (4)	—	—
William H. McMullan Jr. (5)	—	—
William P. Johnston (6)	24,000	*
Stephen H. Wise (7)	—	—
All directors and named executive officers as a group (8)	17,744,000	98.8

*	Less than 1%.
(1)

Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. The principal executive offices for Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. are 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.

(2)

This table does not include the 400,000 restricted shares granted to Mr. McAlister nor the 300,000 restricted shares granted to Mr. Douglas on March 24, 2009, as these shares have not yet been issued by the parent company.

(3)

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

(4)	The address for Mr. Hamburg is 12 Breckenridge, Nashville, TN 37215.
(5)	Mr. McMullan is a Senior Associate of The Carlyle Group. The business address for Mr. McMullan is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(6)	The principal address for William P. Johnston is 3100 West End Avenue, Suite 875, Nashville, TN 37203. See the discussion of director compensation in Item 11.
(7)	Mr. Wise is a Principal of The Carlyle Group. The business address for Mr. Wise is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.
(8)	Includes shares held by Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P.

ITEM 13.	Certain Relationships and Related Transactions

Management Agreement

We and our parent company have entered into a management agreement with an affiliate of The Carlyle Group pursuant to which The Carlyle Group or its affiliate provides us management services. Pursuant to the agreement, The Carlyle Group or its affiliate receives an aggregate annual management fee of $500,000, reimbursement for out-of-pocket expenses and a fee in the event that the agreement is terminated in accordance with its terms. In addition, pursuant to the agreement, The Carlyle Group or its affiliates also received a transaction fee of approximately $6.0 million in connection with services provided by such entities related to the Transactions. In addition, the management agreement provides that The Carlyle Group and its affiliates will receive fees equal to 1% of the gross transaction value in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of The Carlyle Group and its affiliates.

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

ITEM 14.	Principal Accounting Fees and Services

During fiscal 2008 and 2007, we incurred the following fees for services performed by KPMG LLP, an independent registered public accounting firm:

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$483,000	$525,000
Audit-Related Fees (2)	30,000	56,000
Tax Fees (3)	179,350	280,995

Total	$692,350	$861,995

(1)

The Audit Fees for the years ended December 31, 2008 and 2007, were for professional services rendered for the audits of the consolidated financial statements of our company, consents and assistance with reviews of documents filed with the SEC or in private placements.

(2)	The Audit Related Fees are primarily for accounting consultations and audits of our company’s 401(k) plan.
(3)	Tax Fees for the years ended December 31, 2008 and 2007 were for services related to tax compliance, tax planning, and tax advice on mergers and acquisitions and employee benefits.

We became a public filer on May 12, 2006. The audit committee was not required to approve those services that KPMG LLP was engaged to perform in 2006 prior to May 12, 2006.

Subsequent to May 12, 2006, all services performed by the independent registered public accounting firm have been approved by the board of directors prior to performance.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The financial statements and schedules filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

(b)	The exhibits incorporated herein by reference or filed as part of this Annual Report on Form 10-K are set forth in the attached Exhibit Index.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifeCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 31, 2009

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$25,262	$17,816
Patient accounts receivable, net of allowance for doubtful accounts of $10,144 and $19,394, respectively	66,803	66,911
Income taxes receivable	1,279	2,025
Other current assets	7,735	13,597

Total current assets	101,079	100,349
Property and equipment, net	86,479	83,317
Other assets, net	12,597	15,675
Other identifiable intangibles, net	17,305	18,445
Goodwill	245,370	263,970

Total assets	$462,830	$481,756

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	1,252	1,604
Current installments of lease financing obligation	292	—
Estimated third party payor settlements	6,231	5,744
Accounts payable	26,693	23,438
Accrued payroll	9,892	6,351
Accrued vacation	3,614	3,489
Accrued insurance	900	1,087
Accrued interest	8,127	5,181
Accrued other	3,642	2,739

Total current liabilities	63,193	52,183
Long-term debt, excluding current installments	384,694	393,713
Obligations under capital leases, excluding current installments	1,836	741
Lease financing obligation	20,645	16,590
Accrued insurance	3,592	4,714
Deferred income taxes	5,500	5,500
Other noncurrent liabilities	3,919	8,082

Total liabilities	483,379	481,523

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	171,965	171,677
Accumulated deficit	(192,514)	(171,444)

Total stockholders’ equity (deficit)	(20,549)	233

	$462,830	$481,756

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	2008	2007	2006
Net patient service revenue	$351 971	$322 215	$325,882

Salaries, wages and benefits	165,975	156,125	145,340
Supplies	35,522	33,460	32,144
Rent	25,579	21,644	18,080
Other operating expenses	80,787	80,257	77,206
Provision for doubtful accounts	5,234	4,740	7,673
Depreciation and amortization	11,595	11,254	11,856
Goodwill impairment charge	18,600	38,834	43,600
Business interruption insurance proceeds	—	—	(5,333)
Gain on early extinguishment of debt	(9,526)	—	(1,329)
Loss on disposal of assets	92	—	945
Interest expense, net	37,783	35,911	32,819

Total expenses	371,641	382,225	363,001

Operating loss	(19,670)	(60,010)	(37,119)
Equity in loss of joint venture	—	(695)	—

Loss before income taxes	(19,670)	(60,705)	(37,119)
Provision for income taxes	1,400	77	3,707

Net loss	$(21,070)	$(60,782)	$(40,826)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2005	$—	135,928	(69,836)	66,092
Restricted stock awards granted	—	632	—	632
Settlement of purchase escrow	—	24,600	—	24,600
Net loss	—	—	(40,826)	(40,826)

Balance, December 31, 2006	—	161,160	(110,662)	50,498
Equity compensation	—	684	—	684
Settlement of purchase escrow	—	3,834	—	3,834
Additional contribution	—	5,999	—	5,999
Net loss	—	—	(60,782)	(60,782)

Balance, December 31, 2007	—	171,677	(171,444)	233
Equity compensation	—	288	—	288
Net loss	—	—	(21,070)	(21,070)

Balance, December 31, 2008	$—	$171,965	$(192,514)	$(20,549)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(21,070)	$(60,782)	$(40,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,727	12,893	13,102
Provision for doubtful accounts	5,234	4,740	7,673
Goodwill Impairment charges	18,600	38,834	43,600
Gain on early extinguishment of debt	(9,526)	—	(1,329)
Loss on the disposal of assets	92	—	945
Equity in loss of joint venture	—	695	—
Deferred income tax expense (benefit)	763	1,695	(2,524)
Equity compensation	288	684	632
Changes in operating assets and liabilities:
Patient accounts receivable	(5,126)	(4,187)	(11,854)
Other current assets	741	4,006	15,150
Other assets	491	77	(1,209)
Estimated third party payor settlements	487	(2,564)	16,574
Accounts payable and accrued liabilities	12,878	(5,353)	5,962
Other noncurrent liabilities	(5,284)	(589)	3,777

Net cash provided by (used in) operating activities	12,295	(9,851)	49,673

Cash flows from investing activities:
Purchases of property and equipment	(13,106)	(47,480)	(28,235)
Sale-leaseback proceeds	3,822	31,104	—
Insurance recoveries for property and equipment	—	—	788

Net cash used in investing activities	(9,284)	(16,376)	(27,447)

Cash flows from financing activities:
Deferred financing costs	—	(3,142)	—
Proceeds from lease financing obligation	3,975	15,113	—
Payment on lease financing obligation	(86)	—	—
Net change in borrowings under the line of credit	10,000	—	—
Payments of notes payable and long-term debt	(9,041)	(3,188)	(3,443)
Proceeds from capital lease financing	1,802	—	—
Payments on obligations under capital leases	(2,215)	(3,989)	(5,376)
Equity contribution from parent	—	5,999	—

Net cash provided by (used in) financing activities	4,435	10,793	(8,819)

Net increase (decrease) in cash and cash equivalents	7,446	(15,434)	13,407
Cash and cash equivalents, beginning of year	17,816	33,250	19,843

Cash and cash equivalents, end of year	$25,262	$17,816	$33,250

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$33,353	$35,390	$34,092
Net income taxes paid (received)	712	(5,660)	(5,080)
Noncash:
Equipment purchased through capital lease financing	1,157	499	1,053
Settlement of Merger related escrow	—	3,834	24,600

See Accompanying Notes to Consolidated Financial Statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

On July 19, 2005, LifeCare Holdings, Inc. (the “Company”) entered into a merger agreement (the “Merger”) with Rainier Acquisition Corporation and LCI Holdco, LLC (“Holdco”), as discussed in note 2, resulting in the Company becoming a wholly owned subsidiary of Holdco. Holdco is a wholly owned subsidiary of LCI Holding Company, Inc., (“Holdings”) which is owned by an investor group that includes affiliates of The Carlyle Group and members of our senior management and board of directors. Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger be “pushed down” and recorded in our consolidated financial statements.

The Company’s operations for periods prior to the Merger are referred to as the “Predecessor” periods, while the Company’s operations for periods following the Merger are referred to as the “Successor” periods.

(2) Merger and Related Transactions

On August 11, 2005, the Merger transaction was consummated and we became a wholly owned subsidiary of Holdco. The funds necessary to consummate the “Transactions” were approximately $552.0 million, including approximately $512.2 million to pay the then current stockholders and option holders, approximately $10.7 million to repay existing indebtedness and approximately $29.1 million to pay related fees and expenses, of which $5.4 million was paid by Predecessor on behalf of Holdco.

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

The Merger agreement provided for additional purchase price consideration of $40.5 million that was contingent upon the resolution of certain specific issues. Through December 31, 2008, $37.3 million of the original amount had been settled and disbursed. The remaining funds in the escrow accounts will be disbursed upon resolution of the remaining contingent issues.

On June 29, 2006, $24.6 million that had been placed into one of the specific escrows for general indemnification matters was made available for distribution to the prior stockholders of the Company since no general indemnification claims had been made against the escrow prior to its expiration date. This resulted in an increase in the purchase price to be allocated of $24.6 million with a corresponding increase in goodwill. During the three months ended September 30, 2007, goodwill was increased by $3.8 million due to distributions to the prior stockholders of the Company from the escrow accounts, as the result of the resolution of specific matters. At the time of both of these events, regulatory and industry trends indicated that the value of the Company had not increased. Therefore, since the increase in goodwill from the above distributions did not add value to the Company and our annual impairment test resulted in an impairment to goodwill, we recorded an impairment charge equal to the above amounts during the three months ended June 30, 2006 and September 30, 2007, respectively.

In connection with the Merger, we entered into an agreement with The Carlyle Group to pay a $0.5 million annual advisory fee, which has been expensed each of the years ended December 31, 2008, 2007, and 2006.

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

(c) Use of Estimates

The preparation of the financial statements requires us to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

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

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Per the guidance of Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Topic No. D-101 Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). The annual evaluation was performed for the years ending December 31, 2008, 2007, and 2006. For the years ended December 31, 2008, 2007 and 2006 we recognized impairment losses as more fully described in note 6.

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

(j) Other assets

Other assets are comprised primarily of deferred financing costs incurred in connection with the Merger. We account for deferred financing costs utilizing the effective interest method.

(k) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. See discussion of impairment charges at note 6.

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

(m) Revenue Recognition

Net patient service revenue is recognized as services are rendered. Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross patient revenues to arrive at net patient service revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments.

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

Prior to 2003, the reimbursements received by us pursuant to the Medicare program were primarily based on a cost-based reimbursement methodology. We submitted annual cost reports to the Medicare program that were the bases for determining the reimbursements received and reported by us in our financial statements for services provided to program beneficiaries. These annual cost reports are subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is at least a reasonable possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenue in the years ended December 31, 2008, 2007, and 2006 included (decreases)/increases of $0.9 million, $(1.2) million, and ($4.3) million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

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

We record accrued interest and penalties, if any, associated with uncertain tax positions as income tax expense in the consolidated statement of operations.

The federal statute of limitations remains open for tax years 2005 through 2007. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

(o) Stock Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the prospective application transition method. Prior to 2006, we accounted for our equity compensation using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (and as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation). We had previously only adopted the disclosure requirements of FASB Statement No. 123. The pro forma disclosures were presented utilizing the minimum value methodology as permitted for non-public companies as defined under that standard. We continued to account for equity compensation based shares granted prior to the adoption of FAS 123(R) pursuant to APB Opinion No. 25, until such time as the shares were modified. The options granted are options in Holdings, the company’s parent.

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

Pursuant to FAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted and the resulting fair value of awards modified during the year ended December 31, 2008 was $0 per share and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 2.17% to 3.39%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations as segregated between our senior officers and other grantees. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 1,743,000 options granted during the year ended December 31, 2008 (see note 13). The weighted average fair value of options granted and the resulting fair value of awards modified was nominal during the year ended December 31, 2007 and was $3.07 for the year ended December 31, 2006.

(p) Financial Instruments and Hedging

We entered into an interest rate swap agreement to manage interest rate risk on a portion of our long-term borrowings on November 9, 2005. Prior to this date, we did not have any interest rate swap arrangements. We accounted for our interest rate swap arrangement at fair value pursuant to SFAS No. 133. Changes in the fair value of the swap arrangement are reported as a component of interest expense. The interest rate swap agreement expired on November 8, 2008. We have not entered into any additional interest rate swap agreements.

(q) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”), and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. All of our subsidiaries are wholly owned, so the adoption of SFAS 160 is not expected to impact our financial position and results of operations. SFAS 141(R) will impact us to the extent we make future acquisitions.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will impact us if we enter into hedging activity in the future.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting FSP FAS 142-3 on our financial position and results of operations.

(r) Reclassifications

Certain reclassifications have been made to the consolidated financial statements for years prior to 2008 to conform to the presentation of the 2008 consolidated financial statements. Such reclassifications had no impact on net loss or stockholders’ equity (deficit).

(4) Business Interruption Insurance

Due to the impact of Hurricane Katrina on our New Orleans operations, we recorded $4.5 million of business interruption recoveries and $0.8 million of asset loss recoveries during the year ended December 31, 2006, related to the loss of our New Orleans operations during 2005. We currently believe that all available amounts have been received pursuant to the policy limits in connection with our Hurricane Katrina losses.

(5) Property and Equipment

Property and equipment at December 31, 2008 and 2007 consist of the following (in thousands):

	Useful Life	2008	2007
Land		$4,134	$4,134
Buildings	20-35 years	51,617	46,579
Leasehold improvements	5-10 years	9,283	9,395
Furniture and equipment	3-20 years	52,091	44,206

		117,125	104,314
Accumulated depreciation and amortization		(30,646)	(20,997)

Property and equipment, net		$86,479	$83,317

Depreciation expense for property and equipment for the years ended December 31, 2008, 2007, and 2006 was $10.5 million, $10.1 million and $10.5 million, respectively.

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2008 and 2007 consist of the following (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(4,311)

Indefinite-lived intangible assets:
Goodwill	$245,370
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$260,810

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(3,171)

Indefinite-lived intangible assets:
Goodwill	$263,970
Trademarks	14,490

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Certificates of need	40
Accreditations	910

Total	$279,410

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based primarily on our valuation. Amortization of intangible assets for the years ended December 31, 2008, 2007, and 2006 was $1.1 million, $1.1 million and $1.3 million, respectively.

Estimated amortization expense is as follows: $1.1 million for the year 2009 and $0.7 million in 2010. This amortization primarily relates to the value associated with the non-compete agreements entered into in connection with Merger. The useful lives of the non-compete agreements are approximately 5 years.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill at December 31, 2006	299,159
Adjustments in fair value assigned to deferred taxes	(189)
Additional purchase price allocation	3,834
Impairment charge	(38,834)

Goodwill at December 31, 2007	263,970
Impairment charge	(18,600)

Goodwill at December 31, 2008	$245,370

We performed our annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2008. As a result of this analysis, we recorded a goodwill impairment charge of $18.6 million during the quarter ended December 31, 2008, principally as the result of unfavorable changes in the market resulting in a lower valuation for the company regardless of operating results relatively consistent with previous period. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges.

See note 2 for a discussion regarding the increase in goodwill, and related impairment charge recorded during the quarter ended September 30, 2007. In the quarter ended December 31, 2007, deferred income taxes were adjusted in relation to a purchase price adjustment in the amount of $189,000 as a result of the federal income tax returns filed for the year ended December 31, 2006. The offset to this adjustment was a reduction to goodwill. We performed our annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2007. As a result of this analysis, we recorded a goodwill impairment charge of $35.0 million during the quarter ended December 31, 2007, principally as the result of continued reduction in Medicare payment rates and other unfavorable changes in Medicare reimbursement policies specific to LTAC hospitals. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges.

Note 2 also more fully discusses the increase in goodwill in the quarter ending June 30, 2006. In conjunction with the Medicare reimbursement changes that became effective on July 1, 2006, we recorded an impairment charge of $24.6 million during the same quarter. Additionally, we performed our annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2006. As a result of this analysis, we recorded a goodwill impairment charge of $19.0 million during the quarter ended December 31, 2006 primarily due to actual operations achieving a lower level of profitability than was expected at June 30, 2006.

(7) Debt

Long-term debt at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Senior secured credit facility-term loan	$246,713	$249,263
9 1/4 senior subordinated notes	130,531	147,000
Revolving credit facility	10,000	—

Total long-term debt	387,244	396,263
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$384,694	$393,713

During the year ended December 31, 2008, we repurchased $16.5 million of our outstanding senior subordinated notes for $6.5 million. This resulted in us recording a $9.5 million gain, net of the write-off of $0.5 million of capitalized financing costs, on the early extinguishment of this indebtedness. During the year ended December 31, 2006, we repurchased $3 million of our outstanding senior subordinated notes for $1.53 million. This resulted in us recording a $1.33 million gain, net of the write-off of $0.14 million of capitalized financing costs, on the early extinguishment of this indebtedness.

Senior Secured Credit Facility and Revolving Credit Facility

Our senior secured credit facility, as amended, consists of the following as of December 31, 2008:

•	A $60.0 million revolving credit facility, subject to availability, that will terminate on August 11, 2011, which includes a $10.0 million swing line loan sub facility and;

•	A $246.7 million term loan facility with a maturity date of August 11, 2012.

Through December 31, 2008 we had $10.0 million outstanding under the revolving credit facility. The ability to borrow under the revolving credit facility is subject to certain terms and conditions as stated in the senior secured credit facility, including being in compliance with all applicable covenants, including certain financial covenants, as of the time of the requested borrowing and including the amount of the requested borrowing. The weighted average interest rate for the year ended December 31, 2008 was 7.22%. We had outstanding letters of credit of $7.7 million at December 31, 2008, which reduced our borrowing capacity under the revolving credit facility to $42.3 million. Fees for the letters of credit for the year ended December 31, 2008 were $0.3 million. The interest rates per annum applicable to the loans, other than swingline loans, under our senior secured credit facility is, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The average interest rate for the years ended December 31, 2008, 2007, and 2006 was 7.84%, 8.33%, and 7.38%, respectively, and the rate at December 31, 2008 and 2007 was 7.67% and 9.45%, respectively.

On the last business day of each calendar quarter we are required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% annually and is subject to adjustment based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement).

The senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $637,500 per quarter with the balance of the term loans paid in full at maturity.

The senior secured credit facility is secured by substantially all of our tangible and intangible assets, except for assets held by a subsidiary created during the year ended December 31, 2007, which contains the operations of the Boise Lease, see note 9. This credit facility also requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions.

Additionally, the senior secured credit facility provides for certain cure rights, which provide us the right to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy a financial covenant requirement on a pro forma basis in the event a financial covenant test is not achieved. A cure right capital contribution amount is considered additional consolidated EBITDA, as defined in our credit agreement, for purposes of measuring compliance with the financial covenants for the quarter in which it is contributed and in the subsequent three quarters. Additionally, the cure amount is limited such that it can be no greater than the amount required for purposes of complying with the financial covenants in the quarter in which it is exercised nor can the cure right be exercised more than two times in any trailing 4 quarter period, with the exception of the two additional cure rights that were included in Amendment No. 2, as described below.

As of September 30, 2007 we were not in compliance with the financial covenant requirements as set forth in our senior secured credit facility for the trailing-12 months then ended. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. The cure right cash contribution of $6.0 million necessary to cure our non-compliance with the financial covenants tested as of September 30, 2007, was received by Holdings from affiliates of The Carlyle Group, on November 14, 2007. Holdings in turn contributed these funds to the capital of the Company through certain intermediate subsidiaries. As a result of the exercise of this cure, we were deemed to have met the financial covenants contained in our senior secured credit facility as of September 30, 2007. This cure amount was a component of consolidated EBITDA for financial covenant purposes through the fiscal period ended June 30, 2008. This particular cure amount is not included for financial covenant test purposes for periods beyond June 20, 2008.

As of December 31, 2008, we believe we were in compliance with all covenants of the senior secured facility, as amended.

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

On December 6, 2007, we entered into Amendment No. 2 to our senior secured credit facility (“Amendment No. 2”), which modifies certain financial covenants starting for the period ending December 31, 2007 and increases the spread on the variable interest rate. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. The margins for the revolving loans are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing the Credit Facility and Amendment No. 2 to the credit agreement). The revolving credit facility was reduced by $15.0 million to $60.0 million. It also designated up to two additional cure rights that can be exercised at any time during the term of the loan, provided that for quarters ending on or after June 30, 2008, the leverage ratio, as defined in the credit Facility, on the last day of such fiscal quarter is not more than 0.50 to 1.00 above the leverage ratio requirement for such quarter. There is no assurance that The Carlyle Group will exercise the cure rights if we are not in compliance with our covenant requirements. We incurred $2.1 million in fees to obtain Amendment No. 2, which have been capitalized and are being amortized over the remaining life of the Credit Facility utilizing the effective interest method.

The loss of our New Orleans operations during 2005 and reductions in reimbursement as the result of regulatory changes enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, including interest coverage and maximum leverage ratios, an event of default could occur, unless we are able to obtain a waiver or enter into another amendment with the senior lenders to revise the covenant requirements. If we are required to obtain a waiver or execute an amendment to our senior secured credit facility, it is likely we will incur additional fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions permitted to be taken by a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow.

Senior Subordinated Notes

On August 11, 2005, we sold $150.0 million of our 9 1/4% Senior Subordinated Notes (the “Notes”) due 2013. The Notes are unconditionally guaranteed on a senior subordinated basis by substantially all of our wholly owned subsidiaries (the “Subsidiary Guarantors”) on a joint and several basis, except for assets to be held by a subsidiary created during the year ended December 31, 2007, as noted previously. See note 18 for the condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries. There are no restrictions on our ability to obtain funds from Subsidiary Guarantors. The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of our existing and future senior subordinated indebtedness and senior to all of our existing and future subordinated indebtedness.

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

Other

As required by the senior credit facility, we entered into a three-year interest rate swap transaction covering $12.0 million (notional amount) of the floating rate senior indebtedness on November 9, 2005. The interest rate swap provided us with a cap rate protection of 6.0% (based on three-month LIBOR) on the notional amount during the life of the contract. The interest rate swap agreement expired on November 8, 2008. We have not entered into any additional interest rate swaps.

Capitalized costs of $15.8 million incurred in obtaining financing under the credit facility including the revolving line of credit, the Notes, and the two amendments to the credit facility as of December 31, 2008 are being amortized over the terms of the related debt using the interest method.

Amortization expense for capitalized financing costs for the years ended December 31, 2008, 2007, and 2006 was $2.1 million, $1.6 million, and $1.4 million.

Maturities of long-term debt as of December 31, 2008 are as follows (in thousands):

2009	$2,550
2010	2,550
2011	12,550
2012	239,063
2013	130,531
thereafter	—

(8) Leases

We lease healthcare facilities, corporate office space, and certain equipment under cancelable and noncancelable operating lease agreements with initial terms of one to 15 years with varying renewal terms.

Total future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

2009	$17,831
2010	15,867
2011	13,995
2012	12,520
2013	11,363
Thereafter	76,005

We are obligated under capital equipment leases that expire at various dates. At December 31, 2008 and 2007, equipment under capital lease included in property and equipment totaled $25.7 million and $22.7 million, respectively, less accumulated amortization of $10.2 million and $7.2 million, respectively. Future minimum lease payment obligations at December 31, 2008 under these leases are as follows (in thousands):

2009	$1,603
2010	1,034
2011	772
2012	397
2013	8

3,814
Amount representing interest	(726)

Total obligations under capital leases	3,088
Current installments of obligations under capital leases	(1,252)

Obligations under capital leases, excluding current installments	$1,836

For the years ended December 31, 2008, 2007, and 2006, amortization of approximately $3.0 million, $2.8 million, and $2.6 million, respectively, of equipment under capital leases was included in our depreciation and amortization expense.

We, as lessor, also sublease medical office space at our North Texas facility. We have operating leases with tenants with initial terms of one to three years with varying renewal terms. Annual rents collected from these tenants approximate $0.2 million.

(9) Sale-Leaseback and Lease Financing Obligations

On May 2, 2007, LifeCare REIT 1, Inc. (“Tenant”), a subsidiary of the Company entered into a Master Lease Agreement (“Lease”) with Health Care REIT, Inc. and HCRI Texas Properties, LTD (collectively, the “Landlord”) in connection with the sale and leaseback of a 62-bed long term acute care hospital being constructed by us in San Antonio, Texas (“San Antonio Facility”). As of June 30, 2007, the San Antonio Facility opened for business, at which point the operating lease commenced. The base rent is approximately $1.2 million per year, and is subject to annual inflationary adjustments. The inflationary adjustments, which are not to exceed a cumulative average of 0.25% per annum, are tied to the Medicare long term acute care market basket inflation rate, as determined by the Centers for Medicare and Medicaid Services. As of December 31, 2007, the Landlord had made payments of $15.5 million to us towards the total purchase price of $15.5 million for the San Antonio Facility. No gain was recognized from this transaction.

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

The initial term of the leases for these facilities is 15 years, and the Tenant has one 15-year renewal option. The initial rent under the Amended Lease is computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and will be subject to an annual inflation adjustment. The Amended Lease is an “absolute net lease” and contains customary covenants, representations and warranties. We and our subsidiaries, LifeCare Hospitals of Milwaukee, Inc. and San Antonio Specialty Hospitals, LTD, entered into an Amended and Restated Unconditional and Continuing Lease Guaranty with the Landlord.

On September 1, 2006, a newly formed subsidiary (“Nonguarantor Tenant”) of the Company entered into a separate Master Lease Agreement (“Nonguarantor Lease”) with Health Care REIT, Inc. to acquire and develop hospital facilities (“Nonguarantor Facilities”). The Company granted Health Care REIT, Inc. the limited right and option, for a three-year period, to acquire or develop and subsequently lease Nonguarantor Facilities to Nonguarantor Tenant. Nonguarantor Tenant will sublease each Facility to a wholly-owned subsidiary of Nonguarantor Tenant (“Subtenant”) and the licensed operator of each Nonguarantor Facility will be the Nonguarantor Tenant or a Subtenant. In connection with this Lease, Health Care REIT, Inc. has agreed to make available up to $250 million for investments in hospital facilities, subject to certain terms and conditions. The initial term of the Nonguarantor Lease is 15 years and the Nonguarantor Tenant has one 15-year renewal option. Upon each addition of a Nonguarantor Facility, the term will be extended to a date 15 years from the date of the addition. At the end of the term, the Nonguarantor Tenant may exercise an option to purchase the Nonguarantor Facilities at a price equal to the greater of the investment amount (which will include acquisition costs, development costs, renovation costs, closing cost and fees) or fair value.

The initial rent for each Nonguarantor Facility under the Nonguarantor Lease will be computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and is subject to an annual inflation adjustment. Nonguarantor Lease payments are secured by receivables, assignment of leases and rents, assignment of management agreements, subordination of management fees and distributions, and cross-defaults, as well as a second lien on personal property and equipment owned by the Nonguarantor Tenant. The Nonguarantor Lease contains customary covenants, representations and warranties.

Our Boise, Idaho facility was the first facility to be developed under this Nonguarantor Lease. This facility was completed in March 2008 with construction cost of approximately $19.1 million. This particular facility under this Nonguarantor Lease is accounted for as a lease financing obligation whereby the asset remains capitalized on our balance sheet. This facility opened during April 2008.

In connection with this facility and in accordance with the terms of the Nonguarantor Lease, we have issued $6.1 million in letters of credit through December 31, 2008, payable to the Health Care REIT, Inc. utilizing capacity available for letters of credit under our revolving credit agreement.

The Nonguarantor Tenant and any future subsidiaries established under Nonguarantor Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9  1/4% Senior Subordinated Notes as discussed in note 7.

(10) Income Taxes

Income tax expense attributable to loss before income taxes consists of the following for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Current:
Federal	$—	$(2,252)	$4,010
State	637	634	2,221

Total current	637	(1,618)	6,231
Deferred	763	1,695	(2,524)

Total income tax provision	$1,400	$77	$3,707

A reconciliation of the expected federal income tax expense attributable to loss from continuing operations (computed by applying the federal corporate income tax rate of 35% to loss before income taxes) to actual income tax expense attributable to loss from continuing operations follows (in thousands):

	2008	2007	2006
Expected federal income tax benefit	$(6,884)	$(21,247)	$(12,991)
State income taxes, net of federal benefit	533	379	1,019
Impairment charges not deductible	6,510	13,609	15,260
Other nondeductible expenses	103	118	229
Other income tax expense (benefit)	14	(22)	190
Deferred tax asset valuation allowance	1,124	7,240	—

Actual income tax expense	$1,400	$77	$3,707

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007
Deferred tax assets:
Accrued vacation expense	$1,335	$1,280
Accrued healthcare claims	578	420
Accrued compensation expense	2,351	1,305
Allowance for doubtful accounts	3,748	7,114
Accrued insurance	1,659	2,117
Net operating losses and credit carryforwards	7,914	3,264
Other	346	93

Total deferred tax assets before valuation allowance	17,931	15,593
Valuation allowance	(10,016)	(7,240)

Total deferred tax assets	7,915	8,353

Deferred tax liabilities:
Depreciation and amortization	(13,415)	(13,853)
Other	—	—

Total deferred tax liabilities	(13,415)	(13,853)

Net deferred tax liabilities	$(5,500)	$(5,500)

Pursuant to federal income tax regulations, the Merger discussed in note 2 was considered to be a non-taxable transaction. The Successor Company has approximately $6.0 million of tax deductible goodwill for federal income tax purposes. Net deferred tax liabilities relate to indefinite lived intangibles and therefore are all long-term.

At December 31, 2008 we had net operating loss carry forwards for federal income tax purposes of approximately $20.4 million, which are available to offset future taxable income, if any, through 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deductible temporary differences giving rise to the deferred tax assets are deductible, management believes that it is not more likely than not that we will realize the benefits of these deductible temporary differences. Accordingly, a valuation allowance of $10.0 million has been recorded as of December 31, 2008.

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

For the plan years beginning January 1, 2008 and 2007, self-insurance for professional and general liability claims was provided up to $1.0 million per occurrence, along with excess liability coverage of $20.0 million and $35.0 million, respectively. Estimated liabilities for general and professional liability risks were $4.2 million at December 31, 2008 and $5.7 million at December 31, 2007.

Our workers’ compensation coverage is provided through a traditional fully insured plan. Under this plan, the regular premiums cover the full cost of any workers’ compensation claims with no deductibles.

Approximately $0.2 million of short-term investments at December 31, 2008 included in other assets is restricted to use, as we are required by our insurance company to maintain this balance as security related to the payment of workers’ compensation claims.

We are self-insured for employee health and dental claims up to an annual individual stop-loss limitation of $200 with a $2.0 million lifetime maximum benefit. Estimated liabilities for employee health and dental claims were $1.6 million and $1.1 million at December 31, 2008 and 2007, respectively.

(12) 401(k) Savings Plan

Substantially all employees are eligible to participate in a profit sharing plan (Plan) sponsored by our company. The Plan, designed to qualify under Section 401(k) of the Internal Revenue Code, also provides for employee deferrals of compensation and discretionary company matching. Employer contributions made to the Plan for the years ended December 31, 2008, 2007, and 2006 totaled $1.1 million, $1.0 million, and $0.9 million, respectively.

(13) Stock Options

At December 31, 2008, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units vest one-quarter upon grant and one-quarter each year thereafter.

Loss for the years ended December 31, 2008, 2007, and 2006 includes $0.3 million, $0.7 million and $0.6 million, respectively, of pre-tax compensation costs related to stock-based compensation arrangements.

	Number of Shares	Weighted average exercise price
Balance at December 31, 2005	695,000	$10.00
Granted	1,153,000	6.00
Cancellations	(511,000)	10.00
Exercised	—	—
Forfeited	(305,500)	6.00
Expired	(20,500)	6.00

Balance at December 31, 2006	1,011,000	$6.00
Granted	841,000	2.50
Cancellations	(656,000)	6.00
Exercised	—	—
Forfeited	(220,000)	6.00
Expired	(135,000)	6.00

Balance at December 31, 2007	841,000	$2.50
Granted	1,743,000	2.50
Cancellations	—	2.50
Exercised	—
Forfeited	(118,500)	2.50
Expired	(95,500)	2.50

Balance at December 31, 2008	2,370,000	$2.50

At December 31, 2008 and 2007, there were 290,250 and 219,250, respectively, stock options vested and exercisable. All of these vested stock options were subject to the modification of the strike price as discussed further in note 3. As of the date of modification, the weighted average fair value was $0 per share. At December 31, 2008 and 2007, the weighted average exercise price of the vested stock options was $2.50, and the remaining weighted average contractual life of the vested stock options was 7.6 and 8.1 years, respectively. The vested stock option shares had no intrinsic value at December 31, 2008 and 2007.

As of December 31, 2008, there was approximately $0.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 1.4 years. At December 31, 2008, the weighted average remaining contractual life of outstanding options was 8.8 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2007	10,000	$5.05
Vested	(10,000)	5.05

Outstanding at December 31, 2008	—

During the year ended December 31, 2006, certain restricted stock award holders resigned from our company. These restricted stock award holders had vested in 15,000 shares prior to their resignation. During the year ended December 31, 2006, Holdings purchased the 5,000 shares that had previously vested for $10 pursuant to the restricted stock award agreement. During January 2007, Holdings repurchased the remaining 10,000 shares that had vested for $31.

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

In March 2009, our chief executive officer and president were granted 400,000 and 300,000 shares, respectively, according to our restricted stock award agreement for meeting certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was nominal. The shares vest in three equal annual installments beginning on March 2010.

As of December 31, 2008, there was no unrecognized compensation costs related to restricted stock awards.

(14) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payor settlements, short-term receivables in self insurance trusts, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $246.7 million and $130.5 million, respectively, at December 31, 2008. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $139.6 million and $50.9 million, respectively, at December 31, 2008. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as defined by SFAS No. 157 because the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active.

(15) Business and Credit Concentrations

Our hospitals grant credit to patients under terms requiring timely payment. The hospitals generally do not require collateral or other security in extending credit to patients; however, they routinely obtain assignment of (or are otherwise entitled to receive) patients’ benefits payable under patients’ health insurance programs, plans, or policies (e.g., Medicare, Medicaid, Blue Cross, and commercial insurance policies). Because of the geographic diversity of our facilities and non-governmental third-party payors, Medicare represents our largest concentration of credit risk. Net patient service revenue generated directly from the Medicare program represented approximately 61.2% for the year ended December 31, 2008, 64.6% for the year ended December 31, 2007, and 71.6% for the year ended December 31, 2006 of net patient service revenue. Approximately 34.5% and 34.2% of our gross accounts receivable at December 31, 2008 and 2007, respectively, are from this payor source.

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

We undertake various procedures to assure that our annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, we conducted an internal review of our previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, we made certain adjustments in 2003 to our previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (OIG), which reviewed our findings. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (CCA) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years. It requires, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to the OIG regarding certain specified items, including our ongoing corporate compliance audit findings in areas such as cost reporting, physician contracting and charge master reviews, and (3) report the occurrence of certain other events.

(17) Commitments and Contingencies

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

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market that will own and operate LTAC hospitals. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.8 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit is secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have established a carrying value of $0.8 million associated with this guarantee, which is recorded in other noncurrent liabilities. This value was determined based upon our estimates and probabilities of the likelihood that the operations of this joint venture would result in us becoming liable under the established letter of credit.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

(18) Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the years ended December 31, 2008, 2007, and 2006. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$25,261	$1	$—	$25,262
Accounts receivable, net of allowance for doubtful accounts	—	65,984	819	—	66,803
Due to/from related parties	118,651	(108,211)	(10,440)	—	—
Income taxes receivable	1,785	(506)	—	—	1,279
Other current assets	—	7,407	328	—	7,735

Total current assets	120,436	(10,065)	(9,292)	—	101,079
Investment in subsidiary	250,219	—	—	(250,219)	—
Property and equipment, net	—	62,173	24,306	—	86,479
Other assets, net	8,893	3,704	—	—	12,597
Other identifiable intangibles, net	—	17,305	—	—	17,305
Goodwill	—	245,370	—	—	245,370

Total Assets	$379,548	$318,487	$15,014	$(250,219)	$462,830

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	992	260	—	1,252
Current installment of lease financing obligation	—	—	292	—	292
Estimated third-party payor settlements	—	7,075	(844)	—	6,231
Accounts payable	(774)	27,309	158	—	26,693
Accrued payroll	—	9,758	134	—	9,892
Accrued vacation	—	3,526	88	—	3,614
Accrued insurance	—	900	—	—	900
Accrued interest	8,127	—	—	—	8,127
Accrued other	—	3,468	174	—	3,642

Total current liabilities	9,903	53,028	262	—	63,193

Long-term debt, excluding current installments	384,694	—	—	—	384,694
Obligations under capital leases, excluding current installments	—	1,466	370	—	1,836
Lease-financing obligation, excluding current installments	—	—	20,645	—	20,645
Accrued insurance	—	3,592	—	—	3,592
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	3,919	—	—	3,919

Total liabilities	400,097	62,005	21,277	—	483,379

Commitments and contingencies

Stockholders’ equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	171,965	63	—	(63)	171,965
Retained earnings (deficit)	(192,514)	256,419	(6,263)	(250,156)	(192,514)

Total stockholders’ equity (deficit)	(20,549)	256,482	(6,263)	(250,219)	(20,549)

	$379,548	$318,487	$15,014	$(250,219)	$462,830

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$17,816	$—	$—	$17,816
Accounts receivable, net of allowance for doubtful accounts	—	66,911	—	—	66,911
Due to/from related parties	171,285	(170,336)	(949)	—	—
Income taxes	2,548	(523)	—	—	2,025
Other current assets	301	11,819	1,477	—	13,597

Total current assets	174,134	(74,313)	528	—	100,349
Investment in subsidiary	221,638	—	—	(221,638)	—
Property and equipment, net	—	66,235	17,082	—	83,317
Other assets	11,398	4,277	—	—	15,675
Identifiable intangibles, net	—	18,445	—	—	18,445
Goodwill	—	263,970	—	—	263,970

	$407,170	$278,614	$17,610	$(221,638)	$481,756

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	1,604	—	—	1,604
Estimated third-party payor settlements	—	5,744	—	—	5,744
Accounts payable	(7)	22,317	1,128	—	23,438
Accrued payroll	—	6,351	—	—	6,351
Accrued vacation	—	3,489	—	—	3,489
Accrued insurance	—	1,087	—	—	1,087
Accrued interest	5,181	—	—	—	5,181
Accrued other	—	2,739	—	—	2,739

Total current liabilities	7,724	43,331	1,128	—	52,183
Long-term debt, excluding current installments	393,713	—	—	—	393,713
Obligations under capital leases, excluding current installments	—	741	—	—	741
Lease-financing obligation, excluding current installments	—	—	16,590	—	16,590
Accrued insurance	—	4,714	—	—	4,714
Other noncurrent liabilities	5,500	8,082	—	—	13,582

Total liabilities	406,937	56,868	17,718	—	481,523

Stockholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	171,677	62	—	(62)	171,677
Retained earnings (deficit)	(171,444)	221,684	(108)	(221,576)	(171,444)

Total stockholders’ equity (deficit)	233	221,746	(108)	(221,638)	233

	$407,170	$278,614	$17,610	$(221,638)	$481,756

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$349,862	$2,109	$—	$351,971

Salaries, wages and benefits	300	162,322	3,353	—	165,975
Supplies	—	35,179	343	—	35,522
Rent	—	25,065	514	—	25,579
Other operating expenses	1,009	78,253	1,525	—	80,787
Provision for doubtful accounts	—	5,208	26	—	5,234
Depreciation and amortization	—	10,555	1,040	—	11,595
Goodwill impairment charge	—	18,600	—	—	18,600
Gain on early extinguishment of debt	(9,526)	—	—	—	(9,526)
Loss on disposal of asset	—	92	—	—	92
Intercompany (income) expenses	20,951	(21,039)	88	—	—
Interest expense, net	36,262	147	1,374	—	37,783

Total expenses	48,996	314,382	8,263	—	371,641

Operating income (loss)	(48,996)	35,480	(6,154)	—	(19,670)
Earnings in investments in subsidiaries	(28,581)	—	—	28,581	—

Income (loss) before income taxes	(20,415)	35,480	(6,154)	(28,581)	(19,670)
Provision for income taxes	655	745	—	—	1,400

Net income (loss)	$(21,070)	$34,735	$(6,154)	$(28,581)	$(21,070)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

December 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$322,215	$—	$—	$322,215

Salaries, wages and benefits	695	155,389	41	—	156,125
Supplies	—	33,403	57	—	33,460
Rent	—	21,641	3	—	21,644
Other operating expenses	1,033	79,217	7	—	80,257
Provision for doubtful accounts	—	4,740	—	—	4,740
Depreciation and amortization	—	11,254	—	—	11,254
Goodwill impairment charge	—	38,834	—	—	38,834
Intercompany (income) expenses	44,268	(44,268)	—	—	—
Interest expense, net	36,564	(653)	—	—	35,911

Total expenses	82,560	299,557	108	—	382,225

Operating income (loss)	(82,560)	22,658	(108)	—	(60,010)
Earnings in investments in subsidiaries	21,259	—	—	(21,259)	—
Equity in loss of joint venture	—	(695)	—		(695)

Income (loss) before income taxes	(61,301)	21,963	(108)	(21,259)	(60,705)
Provision for (benefit from) from income taxes	(519)	596	—	—	77

Net income (loss)	$(60,782)	$21,367	$(108)	$(21,259)	$(60,782)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

December 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$325,882	$—	$—	$325,882

Salaries, wages and benefits	634	144,706	—	—	145,340
Supplies	—	32,144	—	—	32,144
Rent	—	18,080	—	—	18,080
Other operating expenses	1,327	75,879	—	—	77,206
Provision for doubtful accounts	—	7,673	—	—	7,673
Depreciation and amortization	—	11,856	—	—	11,856
Goodwill impairment charge	—	43,600	—	—	43,600
Business interruption insurance proceeds	—	(5,333)	—	—	(5,333)
Gain on early extinguishment of debt	(1,329)	—	—	—	(1,329)
Loss on disposal of asset	—	945	—	—	945
Intercompany (income) expenses	56,338	(56,338)	—	—	—
Interest expense, net	33,998	(1,179)	—	—	32,819

Total expenses	90,968	272,033	—	—	363,001

Operating income (loss)	(90,968)	53,849	—	—	(37,119)
Earnings in investments in subsidiaries	51,665	—	—	(51,665)	—

Income (loss) before income taxes	(39,303)	53,849	—	(51,665)	(37,119)
Provision for income taxes	1,523	2,184	—	—	3,707

Net income (loss)	$(40,826)	$51,665	$—	$(51,665)	$(40,826)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Guarantor	Nonguarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,070)	$34,735	$(6,154)	$(28,581)	$(21,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,132	10,555	1,040	—	13,727
Provision for doubtful accounts	—	5,208	26	—	5,234
Impairment charges	—	18,600	—	—	18,600
Gain on early extinguishment of debt	(9,526)	—	—	—	(9,526)
Loss on the disposition of assets	—	92	—	—	92
Deferred income tax expense	763	—	—	—	763
Equity compensation amortization	288	—	—	—	288
Changes in operating assets and liabilities:
Patient accounts receivable	—	(4,280)	(846)	—	(5,126)
Other current assets	298	(1,162)	1,605	—	741
Change in investments in subsidiary	(28,581)	—	—	28,581	—
Other assets	(81)	572	—	—	491
Due to from related parties	51,687	(61,179)	9,492	—	—
Estimated third-party payor settlements	—	1,331	(844)	—	487
Accounts payable and accrued expenses	3,131	10,319	(572)	—	12,878
Other noncurrent liabilities	—	(5,284)	—	—	(5,284)

Net cash provided by (used in) operating activities	(959)	9,507	3,747	—	12,295

Cash flows from investing activities:
Purchases of property and equipment	—	(4,841)	(8,265)	—	(13,106)
Sale-leaseback proceeds	—	3,822	—	—	3,822

Net cash provided by (used in) investing activities	—	(1,019)	(8,265)	—	(9,284)

Cash flows from financing activities:
Proceeds from lease financing obligation	—	—	3,975	—	3,975
Payment on lease financing obligation	—	—	(86)	—	(86)
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of notes payable and long-term debt	(9,041)	—	—	—	(9,041)
Proceeds from capital lease financing	—	963	839	—	1,802
Payments on obligations under capital leases	—	(2,006)	(209)	—	(2,215)

Net cash provided by (used in) financing activities	959	(1,043)	4,519	—	4,435

Net decrease in cash and cash equivalents	—	7,445	1	—	7,446

Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$25,261	$1	$—	$25,262

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

December 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(60,782)	$21,367	$(108)	$(21,259)	$(60,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,638	11,255	—	—	12,893
Provision for doubtful accounts	—	4,740	—	—	4,740
Impairment charges	—	38,834	—	—	38,834
Equity in loss of joint venture	—	695	—	—	695
Deferred income tax expense (benefit)	1,695	—	—	—	1,695
Equity compensation amortization	684	—	—	—	684
Changes in operating assets and liabilities:
Patient accounts receivable	—	(4,187)	—	—	(4,187)
Other current assets	4,587	(581)	—	—	4,006
Change in investments in subsidiary	(21,259)	—	—	21,259	—
Other assets	(3,141)	3,218	—	—	77
Due to from related parties	74,837	(75,658)	821	—	—
Estimated third-party payor settlements	—	(2,564)	—	—	(2,564)
Accounts payable and accrued expenses	(46)	(6,436)	1,129	—	(5,353)
Other noncurrent liabilities	(1,024)	435	—	—	(589)

Net cash provided by (used in) operating activities	(2,811)	(8,882)	1,842	—	(9,851)

Cash from investing activities:
Purchases of property and equipment	—	(30,525)	(16,955)	—	(47,480)
Sale-leaseback proceeds	—	31,104	—	—	31,104

Net cash provided by (used in) investing activities	—	579	(16,955)	—	(16,376)

Cash flows from financing activities:
Deferred financing costs	—	(3,142)	—	—	(3,142)
Proceeds from lease financing obligation	—	—	15,113	—	15,113
Payments of notes payable and long-term debt	(3,188)	—	—	—	(3,188)
Payments on obligations under capital leases	—	(3,989)	—	—	(3,989)
Equity contribution from parent	5,999	—	—	—	5,999

Net cash provided by (used in) financing activities	2,811	(7,131)	15,113	—	10,793

Net decrease in cash and cash equivalents	—	(15,434)	—	—	(15,434)
Cash and cash equivalents, beginning of period	—	33,250	—	—	33,250

Cash and cash equivalents, end of period	$—	$17,816	$—	$—	$17,816

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

December 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(40,826)	$51,665	$—	$(51,665)	$(40,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,385	11,717	—	—	13,102
Provision for doubtful accounts	—	7,673	—	—	7,673
Impairment charges	—	43,600	—	—	43,600
Gain on early extinguishment of debt	(1,329)	—	—	—	(1,329)
Loss on the disposition of assets	—	945	—	—	945
Equity in loss of joint venture	—	—	—	—	—
Deferred income tax expense (benefit)	(2,524)	—	—	—	(2,524)
Equity compensation amortization	632	—	—	—	632
Changes in operating assets and liabilities:
Patient accounts receivable	—	(11,854)	—	—	(11,854)
Other current assets	11,280	3,870	—	—	15,150
Change in investments in subsidiary	(51,665)	—	—	51,665	—
Other assets	(127)	(1,082)	—	—	(1,209)
Due to from related parties	74,544	(74,671)	127	—	—
Estimated third-party payor settlements	—	16,574	—	—	16,574
Accounts payable and accrued expenses	(1,242)	7,204	—	—	5,962
Other noncurrent liabilities	112	3,665	—	—	3,777

Net cash provided by (used in) operating activities	(9,760)	59,306	127	—	49,673

Cash from investing activities:
Purchases of property and equipment	—	(28,108)	(127)	—	(28,235)
Insurance recoveries for property and equipment	—	788	—	—	788

Net cash used in investing activities	—	(27,320)	(127)	—	(27,447)

Cash flows from financing activities:
Payments of notes payable and long-term debt	(3,443)	—	—	—	(3,443)
Payments on obligations under capital leases	—	(5,376)	—	—	(5,376)

Net cash used in financing activities	(3,443)	(5,376)	—	—	(8,819)

Net decrease in cash and cash equivalents	(13,203)	26,610	—	—	13,407
Cash and cash equivalents, beginning of period	—	19,843	—	—	19,843

Cash and cash equivalents, end of period	$(13,203)	$46,453	$—	$—	$33,250

(19) Selected Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited financial data for each quarter or the last two years (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Net revenues	$88,761	$86,632	$82,394	$94,184
Loss before income taxes	(2,717)	(3,902)	(5,090)	(7,961)
Net loss	(2,917)	(4,127)	(5,925)	(8,101)

Year ended December 31, 2007
Net revenues	$82,369	$82,554	$77,553	$79,739
Income (loss) before income taxes	(2,546)	(5,049)	(15,182)	(37,928)
Net income (loss)	(1,695)	(5,201)	(13,229)	(40,657)

Operating results for the fourth quarter of 2008 included pretax income of $1.8 million related to a favorable adjustment of professional liability cost, impairment charges of $18.6 million associated with goodwill, a $2.5 million favorable adjustment in net patient service revenues associated with changes in estimates on previously filed Medicare cost reports, and a gain of $9.5 million, net of the write-off of $0.5 million of capitalized financing costs, on the early extinguishment of indebtedness.

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

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to Cost and Expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts for the year ended December, 31, 2008	$19,394	$5,234	$(14,484)	$10,144
Allowance for doubtful accounts for the year ended December, 31, 2007	16,392	4,740	(1,738)	19,394
Allowance for doubtful accounts for the year ended December, 31, 2006	14,372	7,673	(5,653)	16,392

(1)	Deductions represent write-offs and other adjustments against the reserve. In 2008, we wrote-off all accounts receivable related to our old system that had been previously fully reserved.

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

Signature	Title	Date

/s/ G. Wayne McAlister	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 31, 2009
G. Wayne McAlister

/s/ Chris A. Walker	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2009
Chris A. Walker

/s/ Karen H. Bechtel	Director	March 31, 2009
Karen H. Bechtel

/s/ William P. Johnston	Director	March 31, 2009
William P. Johnston

/s/ William Hamburg	Director	March 31, 2009
William Hamburg

/s/ Stephen H. Wise	Director	March 31, 2009
Stephen H. Wise

/s/ William H. McMullan, Jr.	Director	March 31, 2009
William H. McMullan, Jr.

EXHIBIT INDEX

3.1	Certificate of Incorporation of LifeCare Holdings, Inc., filed as Exhibit 3.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.2	By-laws of LifeCare Holdings, Inc., filed as Exhibit 3.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.3	Certificate of Incorporation of LifeCare Hospitals of Milwaukee, Inc., as amended, filed as Exhibit 3.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.4	Certificate of Incorporation of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006

3.5	Certificate of Incorporation of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.6	Certificate of Incorporation of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.7	Articles of Organization of CareRehab Services, LLC, filed as Exhibit 3.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.8	Articles of Incorporation of LifeCare Hospitals, Inc., as amended, filed as Exhibit 3.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.9	Articles of Organization of LifeCare Hospitals of North Carolina, LLC, as amended, filed as Exhibit 3.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.10	Articles of Organization of LifeCare Hospitals of New Orleans, LLC, as amended, filed as Exhibit 3.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.11	Articles of Organization of LifeCare Management Services, LLC, as amended, filed as Exhibit 3.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.12	Articles of Organization of Crescent City Hospitals, LLC, filed as Exhibit 3.12 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.13	Articles of Incorporation of NextCARE Hospitals/Muskegon, Inc., as amended, filed as Exhibit 3.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.14	Articles of Incorporation of LifeCare Hospitals of Chester County, Inc., filed as Exhibit 3.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.15	Articles of Organization of LifeCare Holding Company of Texas, LLC, as amended, filed as Exhibit 3.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.16	Articles of Incorporation of LifeCare Hospitals of Dayton, Inc., filed as Exhibit 3.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.17	Articles of Incorporation of LifeCare Hospitals of Pittsburgh, Inc., filed as Exhibit 3.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.18	Articles of Organization of LifeCare Investments, LLC., filed as Exhibit 3.18 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.19	Certificate of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, as amended, filed as Exhibit 3.19 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.20	Certificate of Limited Partnership of LifeCare Hospitals of North Texas, LP, as amended, filed as Exhibit 3.20 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.21	Certificate of Limited Partnership of San Antonio Specialty Hospital, Ltd., as amended, filed as Exhibit 3.21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.22	Bylaws of LifeCare Hospitals of Milwaukee, Inc., filed as Exhibit 3.22 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.23	Bylaws of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.23 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.24	Bylaws of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.24 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.25	Bylaws of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.25 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.26	Amended and Restated Operating Agreement of CareRehab Services, LLC, filed as Exhibit 3.26 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.27	First Amended and Restated Bylaws of LifeCare Hospitals, Inc., filed as Exhibit 3.27 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.28	Amended and Restated Operating Agreement of LifeCare Hospitals of North Carolina, LLC, filed as Exhibit 3.28 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.29	Amended and Restated Operating Agreement of LifeCare Hospitals of New Orleans, LLC, filed as Exhibit 3.29 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.30	Amended and Restated Operating Agreement of LifeCare Management Services, LLC, filed as Exhibit 3.30 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.31	Operating Agreement of Crescent City Hospitals, LLC, filed as Exhibit 3.31 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.32	By-laws of NextCARE Hospitals/Muskegon, Inc, filed as Exhibit 3.32 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.33	Bylaws of LifeCare Hospitals of Chester County, Inc, filed as Exhibit 3.33 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.34	Amended and Restated Operating Agreement of LifeCare Holding Company of Texas, LLC, filed as Exhibit 3.34 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.35	Bylaws of LifeCare Hospitals of Dayton, Inc, filed as Exhibit 3.35 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.36	Bylaws of LifeCare Hospitals of Pittsburgh, Inc, filed as Exhibit 3.36 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.37	Amended and Restated Operating Agreement of LifeCare Investments, LLC, filed as Exhibit 3.37 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.38	Agreement of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, filed as Exhibit 3.38 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.39	Agreement of Limited Partnership of LifeCare Hospitals of North Texas, LP, filed as Exhibit 3.39 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.40	Agreement of Limited Partnership of San Antonio Specialty Hospital, Ltd, filed as Exhibit 3.40 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.1	Indenture dated as of August 11, 2005 between Rainier Acquisition Corp. and U.S. Bank National Association, filed as Exhibit 4.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.2	Supplemental Indenture dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd. and U.S. Bank National Association, filed as Exhibit 4.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.3	Registration Rights Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.4	Joinder Agreement dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.5	Form of 9 1/4% Senior Subordinated Notes due 2013 (contained in Exhibit 4.2), filed as an exhibit to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.1	Lease Agreement between Mercy Health Services and NextCARE, Inc. dated as of June 26, 1998, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.2	Amendment to Lease Agreement between Mercy Health Services and NextCARE Inc., dated May 1, 2001, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.3	Letter Agreement between Mercy Health Services and NextCARE, Inc. dated October 30, 2003, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(a)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 460), filed as Exhibit 10.4(a) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(b)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 600), filed as Exhibit 10.4(b) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(c)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 620), filed as Exhibit 10.4(c) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.5	Amendment to Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD. and San Antonio Specialty Hospital, Ltd. dated November 6, 2003, filed as Exhibit 10.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.6	First Amendment to Sublease dated as of July 19, 2005 by and between Shreveport Doctors Hospital 2003, Ltd. and LifeCare Hospitals, Inc., filed as Exhibit 10.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.7	Stockholders Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.8	Registration Rights Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.9	Management Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, Rainier Acquisition Corp. and TC Group IV, L.L.C., filed as Exhibit 10.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.10	Employment Agreement with W. Earl Reed, III, filed as Exhibit 10.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.11	Employment Agreement with Bryan D. Burklow, filed as Exhibit 10.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.12	Employment Agreement with Jill L. Force, filed as Exhibit 10.12 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.13	Employment Agreement with Chris Walker, filed as Exhibit 10.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.14	Employment Agreement with Phil Douglas, filed as Exhibit 10.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.15	Purchase Agreement dated as of August 5, 2005 between Rainier Acquisition Corp. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 10.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.16	Credit Agreement dated as of August 11, 2005 among Rainier Acquisition Corp., LCI Holdco, LLC, the Lenders named therein and J.P. Morgan Chase Bank, N.A., a national banking association, as administrative agent and collateral agent, filed as Exhibit 10.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.17	Security Agreement dated as of August 11, 2005 by Rainier Acquisition Corp. and the Grantors referred to therein to JP Morgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.18	Chief Executive Officer and Executive Vice President 2006 Bonus Plan Summary, filed as Exhibit 10.18 to the LifeCare Holdings, Inc. Form 10-K report on April 2, 2007.

10.19	Amendment No. 1, dated May 2, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.20	Amendment No. 2, dated December 6, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on December 12, 2007.

10.21	Master Lease Agreement dated September 1, 2006 by and between Health Care REIT, Inc. and LCI Healthcare Holdings, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on September 8, 2006.

10.22	Master Lease Agreement dated May 2, 2007 by and between Health Care REIT, Inc. and LifeCare REIT 1, Inc., filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.23	Amended and Restated Master Lease Agreement dated June 6, 2007 by and between Health Care REIT, Inc., HCRI Texas Properties LTD, HCRI Wisconsin Properties, LLC, and LifeCare REIT 1, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on June 12, 2007.

10.24	Letter Agreement with William Hamburg, filed as Exhibit 10.24 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.25	Employment Agreement with G. Wayne McAlister, filed as Exhibit 10.25 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.26	Amendment No. 1 to G. Wayne McAlister’s employment agreement, filed as Exhibit 10.01 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.27	Amendment No. 1 to Phillip B. Douglas’ employment agreement, filed as Exhibit 10.02 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.28	Amended and restated executive employment agreement for Chris A. Walker, filed as Exhibit 10.03 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.29	Employment Agreement with Grant B. Asay, filed as Exhibit 10.04 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.30	Amendment No. 1 to Grant B. Asay’s employment agreement, filed as Exhibit 10.05 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.31	Form of Transaction Bonus Agreement, filed as Exhibit 10.06 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.32	Employment Agreement with Catherine A. Conner.

12	Statement re: Computation of Ratios.

21	Subsidiaries of LifeCare Holdings, Inc, filed as Exhibit 21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.