Form 10-Q
period 2009-03-31
LifeCare Holdings, Inc.
filed 2009-05-15
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:  ☐        Accelerated Filer:  ☐        Non-Accelerated Filer:  ☒        Smaller Reporting Company:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 15, 2009, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2009 (unaudited) and December 31, 2008

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$43,324	$25,262
Accounts receivable, net of allowance for doubtful accounts of $10,924 and $10,144 respectively	73,336	66,803
Income taxes	1,088	1,279
Other current assets	7,938	7,735

Total current assets	125,686	101,079
Property and equipment, net	85,361	86,479
Other assets	11,361	12,597
Identifiable intangibles, net	17,020	17,305
Goodwill	245,370	245,370

	$484,798	$462,830

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$3,188	$2,550
Current installments of obligations under capital leases	1,216	1,252
Current installment of lease financing obligation	418	292
Estimated third party payor settlements	883	6,231
Accounts payable	27,447	26,693
Accrued payroll	13,052	9,892
Accrued vacation	4,551	3,614
Accrued insurance	907	900
Accrued interest	4,199	8,127
Accrued other	3,821	3,642

Total current liabilities	59,682	63,193
Long-term debt, excluding current installments	408,906	384,694
Obligations under capital leases, excluding current installments	1,566	1,836
Lease financing obligation, excluding current installments	20,374	20,645
Accrued insurance	3,605	3,592
Other noncurrent liabilities	9,308	9,419

Total liabilities	503,441	483,379

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	172,048	171,965
Accumulated deficit	(190,691)	(192,514)

Total stockholder’s deficit	(18,643)	(20,549)

	$484,798	$462,830

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Net patient service revenue	$95,024	$88,761

Salaries, wages, and benefits	43,182	41,088
Supplies	8,754	9,051
Rent	6,503	6,170
Other operating expenses	21,764	20,735
Provision for doubtful accounts	1,358	1,847
Gain on early extinguishment of debt	(84)	—
Depreciation and amortization	2,635	2,753
Interest expense, net	8,327	9,834

Total expenses	92,439	91,478

Operating income (loss)	2,585	(2,717)
Equity in loss of joint venture	(537)	—

Income (loss) before income taxes	2,048	(2,717)
Provision for income taxes	225	200

Net income (loss)	$1,823	$(2,917)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the three months ended March 31, 2009

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2008	$—	$171,965	$(192,514)	$(20,549)
Equity compensation amortization	—	83	—	83
Net income	—	—	1,823	1,823

Balance, March 31, 2009	$—	$172,048	$(190,691)	$(18,643)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,823	$(2,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,177	3,276
Provision for doubtful accounts	1,358	1,847
Equity compensation amortization	83	99
Gain on early extinguishment of debt	(84)	—
Equity in loss of joint venture	537	—
Changes in operating assets and liabilities:
Patient accounts receivable	(7,891)	(11,516)
Current income taxes	190	200
Other current assets	(203)	(788)
Other assets	155	61
Estimated third party payor settlements	(5,347)	(2,119)
Accounts payable and accrued expenses	1,109	3,838
Other liabilities	(98)	352

Net cash used in operating activities	(5,191)	(7,667)

Cash flows from investing activities:
Purchases of property and equipment	(1,231)	(8,542)
Sale-leaseback proceeds	—	2,893

Net cash used in investing activities	(1,231)	(5,649)

Cash flows from financing activities:
Borrowings under the line of credit	25,000	—
Payments of notes payable and long-term debt	(63)	(638)
Proceeds from capital lease financing	—	1,802
Payments on obligations under capital leases	(307)	(797)
Proceeds from lease financing obligation	—	1,800
Payments on lease financing obligation	(146)	—

Net cash provided by financing activities	24,484	2,167

Net increase (decrease) in cash and cash equivalents	18,062	(11,149)
Cash and cash equivalents, beginning of period	25,262	17,816

Cash and cash equivalents, end of period	$43,324	$6,667

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$11,786	$13,380
Net income taxes paid	34	—
Investing and financing activities:
Equipment purchased through capital lease financing	—	824

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three months ended March 31, 2009 and 2008 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2008 included in the Form 10-K we filed on March 31, 2009 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although we believe the disclosure is adequate to make the information presented not misleading.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Topic No. D-101 Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

Income Taxes

For the three months ended March 31, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

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

Stock Compensation

We account for equity-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Pursuant to SFAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2009 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 2.07%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 20,000 options granted during the three months ended March 31, 2009 (see note 5).

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141 (R)-1”) which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”). FSP FAS 141 (R)-1 is effective for all business combinations which occur during fiscal years beginning after December 15, 2008. FSP FAS 141 (R)-1 will impact us to the extent we make future acquisitions.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2009 consolidated financial statements. Such reclassifications had no impact on net loss or stockholder’s deficit.

(3)	Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended March 31, 2009 and 2008, include decreases of $0.2 million and $0.5 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program.

(4)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Senior secured credit facility—term loan	$246,713	$246,713
9 1/4% senior subordinated notes	130,381	130,531
Revolving credit facility	35,000	10,000

Total long-term debt	412,094	387,244
Current installments of long-term debt	(3,188)	(2,550)

Long-term debt, excluding current installments	$408,906	$384,694

The senior secured credit facility consists of (i) a $60 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans and (ii) a $246.7 million term loan facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

During the three months ended March 31, 2009, we repurchased $0.2 million of our outstanding senior subordinated notes for $0.1 million. This resulted in us recording a $0.1 million gain, net of the write-off of a nominal amount of capitalized financing costs, on the early extinguishment of this indebtedness.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility, including the quarterly periods ending during 2009. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

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

At March 31, 2009, there were 2,860,000 shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest over three year periods. Income from the three months ended March 31, 2009 and 2008 includes $0.1 million of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2009:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2008	2,370,000	$2.50
Granted	20,000	2.50
Exercised	—	—
Forfeited	(10,000)	2.50
Expired	(8,750)	2.50

Balance at March 31, 2009	2,371,250	$2.50

At March 31, 2009, the weighted average remaining contractual life of outstanding options was 8.6 years. There were 721,000 stock options exercisable at March 31, 2009. At March 31, 2009, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 8.3 years and they had no intrinsic value.

As of March 31, 2009, there was approximately $0.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately one year.

Restricted Stock Awards

In March 2009, our chief executive officer and president were granted 400,000 and 300,000 shares, respectively, according to a restricted stock award agreement for meeting certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was nominal. The shares vest in three equal annual installments beginning on March 24, 2010.

As of March 31, 2009, there was no unrecognized compensation costs related to restricted stock awards.

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

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market to own and operate a LTAC hospital in the market. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.8 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit is secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we have established a carrying value of $0.8 million associated with this guarantee, which is recorded in other noncurrent liabilities. This value was determined based upon our estimates and probabilities of the likelihood that the operations of this joint venture would result in us becoming liable under the established letter of credit. On April 2, 2009, the letter of credit was drawn in full by the lender pursuant to their right to exercise the guarantee. Subsequently, on May 1, 2009, we sold our 49.99% ownership in the joint venture for $0.2 million, in the form of a promissory note from the purchaser, for which we will provide a full reserve.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations or our liquidity.

(8)	Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three months ended at March 31, 2009 and 2008. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

	LifeCare Holdings, Inc. Condensed Consolidating Balance Sheet March 31, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$43,323	$1	$—	$43,324
Accounts receivable, net of allowance for doubtful accounts	—	72,071	1,265	—	73,336
Due to/from related parties	134,061	(121,715)	(12,346)	—	—
Income taxes	388	700	—	—	1,088
Other current assets	—	7,841	97	—	7,938

Total current assets	134,449	2,220	(10,983)	—	125,686
Investment in subsidiary	260,899	—	—	(260,899)	—
Property and equipment, net	—	61,406	23,955	—	85,361
Other assets	8,347	3,014	—	—	11,361
Identifiable intangibles, net	—	17,020	—	—	17,020
Goodwill	—	245,370	—	—	245,370

Total Assets	$403,695	$329,030	$12,972	$(260,899)	$484,798

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$3,188	$—	$—	$—	$3,188
Current installments of obligations under capital leases	—	968	248	—	1,216
Current installment of lease financing obligation	—	—	418	—	418
Estimated third party payor settlements	—	1,763	(880)	—	883
Accounts payable	546	26,647	254	—	27,447
Accrued payroll	—	12,774	278	—	13,052
Accrued vacation	—	4,426	125	—	4,551
Accrued insurance	—	907	—	—	907
Accrued interest	4,199	—	—	—	4,199
Accrued other	—	3,884	(63)	—	3,821

Total current liabilities	7,933	51,369	380	—	59,682
Long-term debt, excluding current installments	408,906	—	—	—	408,906
Obligations under capital leases, excluding current installments	—	1,247	319	—	1,566
Lease financing obligation, excluding current installments	—	—	20,374	—	20,374
Accrued insurance	—	3,605	—	—	3,605
Other noncurrent liabilities	5,500	3,808	—	—	9,308

Total liabilities	422,339	60,029	21,073	—	503,441
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	172,048	63	—	(63)	172,048
Retained earnings (accumulated deficit)	(190,692)	268,938	(8,101)	(260,836)	(190,691)

Total stockholders’ equity (deficit)	(18,644)	269,001	(8,101)	(260,899)	(18,643)

	$403,695	$329,030	$12,972	$(260,899)	$484,798

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$93,795	$1,229	$—	$95,024

Salaries, wages and benefits	85	41,620	1,477	—	43,182
Supplies	—	8,581	173	—	8,754
Rent	—	6,335	168	—	6,503
Other operating expenses	243	21,098	423	—	21,764
Provision for doubtful accounts	—	1,338	20	—	1,358
Gain on early extinguishment of debt	(84)	—	—	—	(84)
Depreciation and amortization	—	2,289	346	—	2,635
Intercompany (income) expenses	807	(890)	83	—	—
Interest expense, net	7,806	144	377	—	8,327

Total expenses	8,857	80,515	3,067	—	92,439

Operating income (loss)	(8,857)	13,280	(1,838)	—	2,585
Earnings in investments in subsidiaries	(10,680)	—	—	10,680	—
Equity in loss of joint venture	—	(537)	—	—	(537)

Income (loss) before income taxes	1,823	12,743	(1,838)	(10,680)	2,048
Provision for income taxes	—	225	—	—	225

Net income (loss)	$1,823	$12,518	$(1,838)	$(10,680)	$1,823

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,823	$12,518	$(1,838)	$(10,680)	$1,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	545	2,285	347	—	3,177
Provision for doubtful accounts	—	1,338	20	—	1,358
Equity compensation amortization	83	—	—	—	83
Gain on early extinguishment of debt	(84)	—	—	—	(84)
Equity in loss of joint venture	—	537	—	—	537
Changes in operating assets and liabilities:
Patient accounts receivable	—	(7,425)	(466)	—	(7,891)
Current income taxes	—	190	—	—	190
Other current assets	—	(433)	230	—	(203)
Change in investments in subsidiary	(10,680)	—	—	10,680	—
Other assets	—	155	—	—	155
Due to/from related parties	(12,927)	11,020	1,907	—	—
Estimated third party payor settlements	—	(5,311)	(36)	—	(5,347)
Accounts payable and accrued expenses	(3,697)	4,762	44	—	1,109
Other liabilities	—	(98)	—	—	(98)

Net cash provided by (used in) operating activities	(24,937)	19,538	208	—	(5,191)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,231)	—	—	(1,231)

Net cash used in investing activities	—	(1,231)	—	—	(1,231)

Cash flows from financing activities:
Borrowings under the line of credit	25,000	—	—	—	25,000
Payments of notes payable and long-term debt	(63)	—	—	—	(63)
Payments on obligations under capital leases	—	(245)	(62)	—	(307)
Payment on lease financing obligation	—	—	(146)	—	(146)

Net cash provided by (used in) financing activities	24,937	(245)	(208)	—	24,484

Net increase in cash and cash equivalents	—	18,062	—	—	18,062
Cash and cash equivalents, beginning of period	—	25,261	1	—	25,262

Cash and cash equivalents, end of period	$—	$43,323	$1	$—	$43,324

	LifeCare Holdings, Inc. Condensed Consolidating Balance Sheet December 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$25,261	$1	$—	$25,262
Accounts receivable, net of allowance for doubtful accounts	—	65,984	819	—	66,803
Due to/from related parties	118,651	(108,211)	(10,440)	—	—
Income taxes	1,785	(506)	—	—	1,279
Other current assets	—	7,407	328	—	7,735

Total current assets	120,436	(10,065)	(9,292)	—	101,079
Investment in subsidiaries	250,219	—	—	(250,219)	—
Property and equipment, net	—	62,173	24,306	—	86,479
Other assets	8,893	3,704	—	—	12,597
Identifiable intangibles, net	—	17,305	—	—	17,305
Goodwill	—	245,370	—	—	245,370

	$379,548	$318,487	$15,014	$(250,219)	$462,830

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	992	260	—	1,252
Current installment of lease financing obligations	—	—	292	—	292
Estimated third party payor settlements	—	7,075	(844)	—	6,231
Accounts payable and accrued expenses	(774)	27,309	158	—	26,693
Accrued payroll	—	9,758	134	—	9,892
Accrued vacation	—	3,526	88	—	3,614
Accrued insurance	—	900	—	—	900
Accrued interest	8,127	—	—	—	8,127
Accrued other	—	3,468	174	—	3,642

Total current liabilities	9,903	53,028	262	—	63,193
Long-term debt, excluding current installments	384,694	—	—	—	384,694
Obligations under capital leases, excluding current installments	—	1,466	370	—	1,836
Lease financing obligation, excluding current installments	—	—	20,645	—	20,645
Accrued insurance	—	3,592	—	—	3,592
Other noncurrent liabilities	5,500	3,919	—	—	9,419

Total liabilities	400,097	62,005	21,277	—	483,379
Stockholders’ equity:
Common stock	—	—	—	—	—
Additional paid-in capital	171,965	63	—	(63)	171,965
Retained earnings (accumulated deficit)	(192,514)	256,419	(6,263)	(250,156)	(192,514)

Total stockholders’ equity (deficit)	(20,549)	256,482	(6,263)	(250,219)	(20,549)

	$379,548	$318,487	$15,014	$(250,219)	$462,830

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$88,761	$—	$—	$88,761

Salaries, wages and benefits	102	40,563	423	—	41,088
Supplies	—	9,051	—	—	9,051
Rent	—	6,133	37	—	6,170
Other operating expenses	245	20,283	207	—	20,735
Provision for doubtful accounts	—	1,847	—	—	1,847
Depreciation and amortization	—	2,742	11	—	2,753
Intercompany (income) expenses	1,471	(1,471)	—	—	—
Interest expense, net	9,749	78	7	—	9,834

Total expenses	11,567	79,226	685	—	91,478

Operating income (loss)	(11,567)	9,535	(685)	—	(2,717)
Earnings in investments in subsidiaries	(8,650)	—	—	8,650	—

Income (loss) before income taxes	(2,917)	9,535	(685)	(8,650)	(2,717)
Provision for income taxes	—	200	—	—	200

Net income (loss)	$(2,917)	$9,335	$(685)	$(8,650)	$(2,917)

	LifeCare Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,917)	$9,335	$(685)	$(8,650)	$(2,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	524	2,741	11	—	3,276
Provision for doubtful accounts	—	1,847	—	—	1,847
Equity compensation amortization	99	—	—	—	99
Changes in operating assets and liabilities:
Patient accounts receivable	—	(11,516)	—	—	(11,516)
Current income taxes	—	200	—	—	200
Other current assets	35	(731)	(92)	—	(788)
Change in investment in subsidiaries	(8,650)	—	—	8,650	—
Other assets	(80)	141	—	—	61
Due to/from related parties	15,074	(19,243)	4,169	—	—
Estimated third party payor settlements	—	(2,119)	—	—	(2,119)
Accounts payable and accrued expenses	(3,447)	6,553	732	—	3,838
Other noncurrent liabilities	—	352	—	—	352

Net cash provided by (used in) operating activities	638	(12,440)	4,135	—	(7,667)

Cash from investing activities:
Purchases of property and equipment	—	(2,088)	(6,454)	—	(8,542)
Sale-leaseback proceeds	—	2,893	—	—	2,893

Net cash provided by (used in) investing activities	—	805	(6,454)	—	(5,649)

Cash flows from financing activities:
Payments of notes payable and long-term debt	(638)	—	—	—	(638)
Proceeds from capital lease financing	—	1,802	—	—	1,802
Payments on obligations under capital leases	—	(1,316)	519	—	(797)
Proceeds from lease financing obligation	—	—	1,800	—	1,800

Net cash provided by (used in) financing activities	(638)	486	2,319	—	2,167

Net decrease in cash and cash equivalents	—	(11,149)	—	—	(11,149)
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$6,667	$—	$—	$6,667

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of March 31, 2009, we operated 20 hospitals located in 10 states, consisting of nine “hospital within a hospital” facilities (29% of beds) and 11 freestanding facilities (71% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,079 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of our senior management and board of directors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005 (the “Merger”). Subsequent to the merger in late August 2005, the impact of Hurricane Katrina forced the closure of three hospitals we operated in the New Orleans market. At the time of their closure, these three hospitals had combined annual revenues of approximately $44 million.

Recent Trends and Events

Hospital Openings and Closings

In April 2008, we opened a new 60-bed freestanding facility in Boise, Idaho, and added 10 beds to our Denver, Colorado facility.

Regulatory Changes

Approximately 61.3% and 62.4% of our total net patient service revenue for the three months ended March 31, 2009 and 2008, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2009 Proposed Rule

On May 1, 2009, the Centers for Medicare & Medicaid Services (“CMS”) published their proposed annual payment update for LTAC hospitals for the 2010 rate year, which will be effective for all discharges on or after October 1, 2009 (the “2009 Proposed Rule”). The proposed rule includes a net increase in the standard federal rate of $235 to $39,349, or 0.6%, which is based on a market basket update of 2.4% less an adjustment of 1.8% to account for changes in documentation and coding practices. The proposed rule also includes a decrease in the high-cost outlier fixed-loss amount to $16,059 from $22,960. Additionally, the proposed rule includes updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LT-DRG”), which CMS indicates will be budget neutral for aggregate LTAC hospital payments. CMS has estimated that the proposed changes for the 2010 rate year, taken as a whole, will result in an increase of 2.8% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this proposed rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, legislation known as the American Recovery and Reinvestment Act of 2009 (“2009 Act”) was signed into law. This legislation included certain amendments to the Medicare, Medicaid and SCHIP Extension Act of 2007 (discussed below), including the application of the moratorium granted to LTAC hospitals regarding the “25 Percent Rule” as it applies to certain “grandfathered” LTAC satellite hospitals. Prior to the 2009 Act amendment, CMS’ interpretation of the moratorium provisions was such that grandfathered “satellites” were excluded from the moratorium; however, the 2009 Act clarified that the provisions of the moratorium are applicable to “grandfathered” LTAC satellite hospitals.

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of MS-LT-DRG that will become effective for discharges on or after October 1, 2008. CMS has indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments will be unaffected by these changes. It is likely, however, that individual hospitals will see varying effects of this rule depending upon the acuity levels of their Medicare patient populations.

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

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system regulations for fiscal year 2008. These regulations established a new Medicare severity-based patient classification system for fiscal year 2008 for LTAC hospitals. The MS-LT-DRG system created additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of Diagnosis Related Groups (“DRGs”) from 538 to 745. CMS stated that MS-LT-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LT-DRG payment weights. CMS provided for a two year phase-in period to mitigate the transition in payments for short-term acute and LTAC PPS providers. In fiscal 2008, provider reimbursements were based 50% on new MS-LT-DRGs and 50% on existing DRGs. For fiscal 2009, 100% of provider reimbursements will be based on new MS-LT-DRGs.

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

A significant policy change contained in the 2007 Final Rule was the application of the so-called “25 Percent Rule” to all LTAC hospitals. The result of this policy change was that all LTAC hospitals were to be paid the LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions in excess of the 25% threshold were to be paid at a lesser amount based upon short-term acute care hospital rates. Patients admitted who had previously reached a high cost outlier status in the referring short-term hospital were not counted when computing compliance with this limitation. As discussed previously, these provision were modified by the SCHIP Extension Act and the 2009 Act.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 61.3% and 62.4% of total net patient service revenue for the three months ended March 31, 2009 and 2008, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTAC hospital PPS are subject to review by the regulatory authorities, including enhanced medical necessary reviews pursuant to the SCHIP Extension Act and the Recovery Audit Contractor (“RAC”) program pursuant to the Tax Relief and Health Care Act of 2006. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

The annual cost reports are subject to review and adjustment by CMS through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports and often results in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is a possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2008 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net patient service revenue	$95,024	$88,761

Salaries, wages, and benefits	43,182	41,088
Supplies	8,754	9,051
Rent	6,503	6,170
Other operating expenses	21,764	20,735
Provision for doubtful accounts	1,358	1,847
Gain on early extinguishment of debt	(84)	—
Depreciation and amortization	2,635	2,753
Interest expense, net	8,327	9,834

Total expenses	92,439	91,478

Operating income (loss)	2,585	(2,717)
Equity in loss of joint venture	(537)	—

Income (loss) before income taxes	2,048	(2,717)
Provision for income taxes	225	200

Net income (loss)	$1,823	$(2,917)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Number of hospitals within hospitals (end of period)	9	9
Number of freestanding hospitals (end of period)	11	10
Number of total hospitals (end of period)	20	19
Licensed beds (end of period) (1)	1,079	1,009
Average licensed beds (1)	1,079	1,009
Admissions	2,165	2,266

	Three months ended March 31, 2009	Three months ended March 31, 2008
Patient days	59,145	61,719
Occupancy rate	60.9%	67.2%
Percent net patient service revenue from Medicare	61.3%	62.4%
Percent net patient service revenue from commercial payors and Medicaid (2)	38.7%	37.6%
Net patient service revenue per patient day	$1,607	$1,438

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.

(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenues

Our net patient service revenue increased by $6.2 million, or 7.1%, for the three months ended March 31, 2009, to $95.0 million from $88.8 million for the comparable period in 2008. Patient days in the 2009 period were 2,574, or 4.2%, less than the same period in 2008, while admissions were 2,165, or 4.5%, less than the same period in 2008.

The increase in our net patient service revenue was comprised of a favorable benefit of $9.9 million as the result of higher rates on a per patient day basis offset by an unfavorable variance of $3.7 million from the decrease in patient days. During the three months ended March 31, 2009, our net patient service revenue per patient day was $1,607, which represented an increase of 11.8% compared to the same period in 2008. The increase in net patient service revenue on a per patient day basis during the 2009 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, a higher acuity level of the patients treated in the 2009 period, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2008.

Total Expenses

Total expenses increased by $0.9 million to $92.4 million for the three months ended March 31, 2009 as compared to $91.5 million for the same period in 2008. This increase of $0.9 million was primarily due to a $2.1 million increase in salaries, wages and benefits, partially offset by a $1.5 million decrease in net interest expense. The increase in salaries, wages and benefits was primarily attributable to increases in operating capacity, the higher acuity of the patients during the 2009 period, and annual inflationary increases. The decrease in net interest expense was the result of lower interest rates on outstanding borrowings during the 2009 period and the decrease of $16.5 million in outstanding principal of our senior subordinated notes as a result of the repurchase of these notes during the quarter ended December 31, 2008.

Income Tax Expense

For the three months ended March 31, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

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

At March 31, 2009, our debt structure consisted of $130.4 million aggregate principal amount of senior subordinated notes, which matures on August 11, 2013, a senior secured credit facility, consisting of (i) a $246.7 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $2.8 million with varying maturities. The full amount available under the term loan facility was used in connection with the Merger.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility, including the quarterly periods ending during 2009. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At March 31, 2009, the interest rate applicable to the $246.7 million under our term loan facility was 5.43%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 5.95%.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing 4 quarter basis. A cure right was exercised for the fiscal quarter ended September 30, 2007 in the amount of $6.0 million. This cure amount was a component of consolidated EBITDA for financial covenant purposes through the fiscal period ended June 30, 2008. This particular cure amount is not included for financial covenant test purposes for periods beyond June 30, 2008.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $3.6 million during the remainder of 2009 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Three Month Period Ended March 31, 2009	Three Month Period Ended March 31, 2008
Operating activities	$(5,191)	$(7,667)
Investing activities	(1,231)	(5,649)
Financing activities	24,484	2,167

For the three months ended March 31, 2009, operating activities used $5.2 million of cash as compared to using $7.7 million in cash for the comparable period in 2008. For the three-months ended March 31, 2009, we had net income of $1.8 million as compared to net loss of $2.9 million for the same period in 2008.

Accounts receivable increased by $7.9 million for the three months ended March 31, 2009 as compared to an increase of $11.5 million for the same period during 2008. Days of net patient service revenue in accounts receivable at March 31, 2009 had increased to 69.6 as compared to 67.0 at December 31, 2008. The increase in accounts receivable during the three months ended March 31, 2008 was principally due to an increase in net patient service revenue during this period.

Estimated third party payor settlements resulted in a net use of cash of $5.3 million as compared to a net use of cash of $2.1 million for the three months ended March 31, 2008. The use of cash during the 2009 period was principally due to the repayment to Medicare of amounts received as interim payments during 2008 in excess of revenues ultimately recognized.

Cash used in investing activities was $1.2 million for the three months ended March 31, 2009 as compared to $5.6 million in 2008. Cash used in investing activities during the 2009 period was principally for recurring maintenance capital expenditures. Cash used during the 2008 period was principally for the construction of our hospital in Boise, Idaho. This was offset by $2.9 million received in the 2008 period pursuant to our lease agreement with Healthcare REIT, Inc. attributable to our Milwaukee, Wisconsin facility.

Cash provided by financing activities for the three months ended March 31, 2009 was $24.5 million as compared to cash provided of $2.2 million for the same period in 2008. The three months ended March 31, 2009 include $25.0 million in net borrowings under the revolving line of credit. During the 2008 period, we received $1.8 million pursuant to the master lease associated with our capital expenditures on our Boise, Idaho hospital project, and received $1.8 million in proceeds by entering a capital lease on various equipment.

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

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	periodic reviews, audits and investigations by federal and government agencies and private payors could result in adverse findings and may negatively impact our revenues and profitability;

•	private third party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification would cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	development of new facilities may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectibility of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses, therapists and other healthcare professionals or union activity may significantly increase our operating costs;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas makes us sensitive to economic, regulatory, environmental and other developments in this state;

•	adverse changes in individual markets could significantly affect operating results;

•	the effect of legal actions or other claims associated with the circumstances arising from Hurricane Katrina could subject us to substantial liabilities;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	an inability to ensure and maintain an effective system of internal controls over financial reporting could expose us to liability;

•	the failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity: and,

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

At March 31, 2009, we had $246.7 million in senior term loans outstanding and a borrowing availability of $17.3 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:	RISK FACTORS

No changes.

ITEM 6:	EXHIBITS

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

Dated: May 15, 2009

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