Form 10-Q
period 2009-06-30
LifeCare Holdings, Inc.
filed 2009-08-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 1, 2009, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2009 (unaudited) and December 31, 2008

(In thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$38,118	$25,262
Accounts receivable, net of allowance for doubtful accounts of $12,169 and $10,144 respectively	69,106	66,803
Estimated third-party payor settlements	2,542	—
Income taxes	1,462	1,279
Other current assets	7,744	7,735

Total current assets	118,972	101,079
Property and equipment, net	84,275	86,479
Other assets	10,675	12,597
Identifiable intangibles, net	16,735	17,305
Goodwill	245,370	245,370

	$476,027	$462,830

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	1,115	1,252
Current installment of lease financing obligation	421	292
Estimated third party payor settlements	—	6,231
Accounts payable	27,047	26,693
Accrued payroll	6,640	9,892
Accrued vacation	4,900	3,614
Accrued insurance	1,073	900
Accrued interest	7,129	8,127
Accrued other	4,193	3,642

Total current liabilities	55,068	63,193
Long-term debt, excluding current installments	408,269	384,694
Obligations under capital leases, excluding current installments	1,366	1,836
Lease financing obligation, excluding current installments	20,269	20,645
Accrued insurance	4,359	3,592
Other noncurrent liabilities	7,433	9,419

Total liabilities	496,764	483,379

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	172,125	171,965
Accumulated deficit	(192,862)	(192,514)

Total stockholder’s deficit	(20,737)	(20,549)

	$476,027	$462,830

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months		Six Months
	2009	2008	2009	2008
Net patient service revenue	$91,645	$86,632	$186,669	$175,393

Salaries, wages and benefits	42,412	41,803	85,595	82,891
Supplies	8,708	8,804	17,463	17,856
Rent	6,378	6,558	12,881	12,728
Other operating expenses	23,624	20,842	45,386	41,576
Provision for doubtful accounts	1,749	601	3,107	2,448
Gain on early extinguishment of debt	—	—	(84)	—
Depreciation and amortization	2,745	2,834	5,380	5,587
Interest expense, net	8,025	9,092	16,352	18,926

Total expenses	93,641	90,534	186,080	182,012

Operating income (loss)	(1,996)	(3,902)	589	(6,619)
Equity in loss of joint venture	—	—	(537)	—

Income (loss) before income taxes	(1,996)	(3,902)	52	(6,619)
Provision for income taxes	175	225	400	425

Net loss	$(2,171)	$(4,127)	$(348)	$(7,044)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Deficit

For the six months ended June 30, 2009

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2008	$—	$171,965	$(192,514)	$(20,549)
Equity compensation amortization	—	160	—	160
Net loss	—	—	(348)	(348)

Balance, June 30, 2009	$—	$172,125	$(192,862)	$(20,737)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(348)	$(7,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,474	6,634
Provision for doubtful accounts	3,107	2,448
Equity compensation amortization	160	147
Gain on early extinguishment of debt	(84)	—
Gain on the disposal of assets	(2)	—
Equity in loss of joint venture	537	—
Changes in operating assets and liabilities:
Patient accounts receivable	(5,411)	3,603
Current income taxes	(184)	(292)
Prepaid expenses and other current assets	(8)	(565)
Other assets	288	472
Estimated third-party payor settlements	(8,773)	(10,348)
Accounts payable and accrued expenses	(1,885)	1,902
Other liabilities	(1,218)	1,091

Net cash used in operating activities	(7,347)	(1,952)

Cash flows from investing activities:
Purchases of property and equipment	(2,605)	(10,558)
Sale-leaseback proceeds	—	3,714

Net cash used in investing activities	(2,605)	(6,844)

Cash flows from financing activities:
Net change in borrowings under the line of credit	25,000	10,000
Payments of notes payable and long-term debt	(1,338)	(1,275)
Proceeds from capital lease financing	—	1,802
Payments on obligations under capital leases	(607)	(1,565)
Proceeds from lease financing obligation	—	2,366
Payments on lease financing obligation	(247)	(100)

Net cash provided by financing activities	22,808	11,228

Net increase in cash and cash equivalents	12,856	2,432
Cash and cash equivalents, beginning of period	25,262	17,816

Cash and cash equivalents, end of period	$38,118	$20,248

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$16,378	$19,114
Net income taxes paid	584	714
Noncash:
Equipment purchased through capital lease financing	—	824

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of annualized financial results.

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

Income Taxes

For the six months ended June 30, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

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

Stock Compensation

We account for equity-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Pursuant to SFAS 123(R), we estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2009 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 2.07%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 20,000 options granted during the six months ended June 30, 2009 (see note 5).

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We do not anticipate the adoption of SFAS 165 will materially impact us. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2009 consolidated financial statements. Such reclassifications had no impact on net loss or stockholder’s deficit.

(3)	Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and six months ended June 30, 2009 included increases of $1.4 million and $1.3 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to decreases of $1.0 million and $1.5 million for the three and six months ended June 30, 2008, respectively.

(4)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Senior secured credit facility—term loan	$245,438	$246,713
9 1/4% senior subordinated notes	130,381	130,531
Revolving credit facility	35,000	10,000

Total long-term debt	410,819	387,244
Current installments of long-term debt	(2,550)	(2,550)

	June 30, 2009	December 31, 2008
Long-term debt, excluding current installments	$408,269	$384,694

The senior secured credit facility consists of (i) a $60 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans and (ii) a $245.4 million term loan facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

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

Successor Stock Option Plan

At June 30, 2009, there were 2,860,000 shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest over three year periods.

Income from the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 includes $0.1 million, $47,000, $0.2 million, and $0.1 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2009:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2008	2,370,000	$2.50
Granted	20,000	2.50
Exercised	—	—
Forfeited	(35,000)	2.50
Expired	(8,750)	2.50

	Number of Shares	Weighted average exercise price
Balance at June 30, 2009	2,346,250	$2.50

At June 30, 2009, the weighted average remaining contractual life of outstanding options was 8.3 years. There were 721,000 stock options exercisable at June 30, 2009. At June 30, 2009, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 8.0 years and they had no intrinsic value.

As of June 30, 2009, there was approximately $0.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately one year.

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

As of June 30, 2009, there was no unrecognized compensation costs related to restricted stock awards.

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

We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. Upon the OIG’s acceptance of this filing, we expect that the CCA will be terminated effective June 12, 2009.

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

We are currently defending ourselves against a variety of Hurricane Katrina related lawsuits or matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million to be paid by us, payable in three equal installments, due July 1, 2009, March 31, 2010, and March 31, 2011.

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

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market to own and operate a LTAC hospital in the market. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.8 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit was secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we previously established a carrying value of $0.8 million associated with this guarantee, which was recorded in other noncurrent liabilities. On April 2, 2009, the letter of credit was drawn in full by the lender pursuant to their right to exercise the guarantee. On May 1, 2009, we sold our 49.99% ownership in the joint venture for $0.2 million, in the form of a promissory note from the purchaser, for which we provided a full reserve.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect the consolidated financial position, results of operations or our liquidity.

(8)	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payor settlements, short-term receivables in self insurance trusts, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $245.4 million and $130.4 million, respectively, at June 30, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $154.6 million and $60.0 million, respectively, at June 30, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as defined by SFAS No. 157 because the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at June 30, 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $25.7 million. This valuation is categorized as a Level 2 in the valuation hierocracy.

(9)	Subsequent Events

Periodically the Centers for Medicare & Medicaid Services (“CMS”) will conduct surveys of hospitals and other health care providers as a condition of participation in the Medicare program. The purpose of these surveys is to ensure that healthcare providers are in compliance with various governmental requirements related to adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. On July 24, 2009, we received a notice from CMS that pursuant to a routine inspection related to the physical plant of one of our hospitals, certain deficiencies and conditions were noted to exist which must be corrected. If the hospital is not successful in addressing the deficiencies and conditions set forth in the notification, CMS will deem the hospital to be out of compliance with certain Medicare conditions of participation and will terminate the hospital from participation in the Medicare program. The termination of this hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows. We are in the process of correcting the deficiencies and conditions cited in the CMS notification and believe that these issues will be successfully resolved and that the hospital will continue to comply with the conditions of participation as set forth by CMS.

Management has evaluated subsequent events through the date the financial statements were issued on August 14, 2009, and there were no other material subsequent events requiring additional disclosure in or amendment to these financial statements.

(10)	Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three and six months ended at June 30, 2009 and 2008. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$38,117	$1	$—	$38,118
Accounts receivable, net of allowance for doubtful accounts	—	67,843	1,263	—	69,106
Due to/from related parties	128,182	(113,875)	(14,307)	—	—
Estimated third-party payor settlements	—	1,512	1,030	—	2,542
Income taxes	1,784	(322)	—	—	1,462
Other current assets	—	7,356	388	—	7,744

Total current assets	129,966	631	(11,625)	—	118,972
Investment in subsidiary	266,275	—	—	(266,275)	—
Property and equipment, net	—	60,608	23,667	—	84,275
Other assets	7,796	2,879	—	—	10,675
Identifiable intangibles, net	—	16,735	—	—	16,735
Goodwill	—	245,370	—	—	245,370

Total Assets	$404,037	$326,223	$12,042	$(266,275)	$476,027

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	887	228	—	1,115
Current installments of lease financing obligation	—	—	421	—	421
Accounts payable	1,326	25,476	245	—	27,047
Accrued payroll	—	6,500	140	—	6,640
Accrured vacation	—	4,731	169	—	4,900
Accrued insurance	—	1,073	—	—	1,073
Accrued interest	7,129	—	—	—	7,129
Accrued other	—	4,007	186	—	4,193

Total current liabilities	11,005	42,674	1,389	—	55,068

Long-term debt, excluding current installments	408,269	—	—	—	408,269
Obligations under capital leases, excluding current installments	—	1,090	276	—	1,366
Lease financing obligation, excluding current installments	—	—	20,269	—	20,269
Accrued insurance	—	4,359	—	—	4,359
Other noncurrent liabilities	5,500	1,933	—	—	7,433

Total liabilities	424,774	50,056	21,934	—	496,764

Commitments and contingencies

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	172,125	63	—	(63)	172,125
Retained earnings (accumulated deficit)	(192,862)	276,104	(9,892)	(266,212)	(192,862)

Total stockholder’s equity (deficit)	(20,737)	276,167	(9,892)	(266,275)	(20,737)

	$404,037	$326,223	$12,042	$(266,275)	$476,027

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$89,949	$1,696	$—	$91,645

Salaries, wages and benefits	80	40,812	1,520	—	42,412
Supplies	—	8,553	155	—	8,708
Rent	—	6,221	157	—	6,378
Other operating expenses	886	22,017	721	—	23,624
Provision for doubtful accounts	—	1,717	32	—	1,749
Depreciation and amortization	—	2,399	346	—	2,745
Intercompany (income) expenses	(879)	760	119	—	—
Interest expense, net	7,461	126	438	—	8,025

Total expenses	7,548	82,605	3,488	—	93,641

Operating income (loss)	(7,548)	7,344	(1,792)	—	(1,996)
Earnings in investments in subsidiaries	5,377	—	—	(5,377)	—

Income (loss) before income taxes	(2,171)	7,344	(1,792)	(5,377)	(1,996)
Provision for income taxes	—	175	—	—	175

Net income (loss)	$(2,171)	$7,169	$(1,792)	$(5,377)	$(2,171)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$183,744	$2,925	$—	$186,669

Salaries, wages and benefits	165	82,433	2,997	—	85,595
Supplies	—	17,135	328	—	17,463
Rent	—	12,556	325	—	12,881
Other operating expenses	1,129	43,113	1,144	—	45,386
Provision for doubtful accounts	—	3,055	52	—	3,107
Gain on early extinguishment of debt	(84)	—	—	—	(84)
Depreciation and amortization	—	4,688	692	—	5,380
Intercompany (income) expenses	(72)	(130)	202	—	—
Interest expense, net	15,267	270	815	—	16,352

Total expenses	16,405	163,120	6,555	—	186,080

Operating income (loss)	(16,405)	20,624	(3,630)	—	589
Earnings in investments in subsidiaries	16,057	—	—	(16,057)	—
Equity in loss of joint venture	—	(537)	—	—	(537)

Income (loss) before income taxes	(348)	20,087	(3,630)	(16,057)	52
Provision for income taxes	—	400	—	—	400

Net income (loss)	$(348)	$19,687	$(3,630)	$(16,057)	$(348)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(348)	$19,687	$(3,630)	$(16,057)	$(348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094	4,688	692	—	6,474
Provision for doubtful accounts	—	3,055	52	—	3,107
Equity compensation amortization	160	—	—	—	160
Gain on early extinguishment of debt	(84)	—	—	—	(84)
Gain on the disposal of assets	—	(2)	—	—	(2)
Equity in loss of joint venture	—	537	—	—	537
Changes in operating assets and liabilities:
Patient accounts receivable	—	(4,916)	(495)	—	(5,411)
Current income taxes	—	(184)	—	—	(184)
Other current assets	—	53	(61)	—	(8)
Change in investments in subsidiary	(16,057)	—	—	16,057	—
Other assets	—	288	—	—	288
Due to from related parties	(8,446)	4,577	3,869	—	—
Estimated third party payor settlements	—	(8,587)	(186)	—	(8,773)
Accounts payable and accrued expenses	19	(2,089)	185	—	(1,885)
Other liabilities	—	(1,218)	—	—	(1,218)

Net cash provided by (used in) operating activities	(23,662)	15,889	426	—	(7,347)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,552)	(53)	—	(2,605)

Net cash used in investing activities	—	(2,552)	(53)	—	(2,605)

Cash flows from financing activities:
Net changes in borrowings under the line of credit	25,000	—	—	—	25,000
Payments of notes payable and long-term debt	(1,338)	—	—	—	(1,338)
Payments on obligations under capital leases	—	(481)	(126)	—	(607)
Payment on lease financing obligation	—	—	(247)	—	(247)

Net cash provided by (used in) financing activities	23,662	(481)	(373)	—	22,808

Net increase in cash and cash equivalents	—	12,856	—	—	12,856
Cash and cash equivalents, beginning of period	—	25,261	1	—	25,262

Cash and cash equivalents, end of period	$—	$38,117	$1	$—	$38,118

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2008

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,044)	$18,163	$(2,906)	$(15,257)	$(7,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,047	5,404	183	—	6,634
Provision for doubtful accounts	—	2,447	1	—	2,448
Equity compensation amortization	147	—	—	—	147
Changes in operating assets and liabilities:
Patient accounts receivable	—	3,640	(37)	—	3,603
Current income taxes	—	(292)	—	—	(292)
Other current assets	301	(674)	(192)	—	(565)
Change in investments in subsidiary	(15,257)	—	—	15,257	—
Other assets	(81)	553	—	—	472
Due to from related parties	12,093	(19,154)	7,061	—	—
Estimated third-party payor settlements	—	(10,348)	—	—	(10,348)
Accounts payable and accrued expenses	69	2,487	(654)	—	1,902
Other liabilities	—	1,091	—	—	1,091

Net cash provided by (used in) operating activities	(8,725)	3,317	3,456	—	(1,952)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,364)	(6,194)	—	(10,558)
Sale-leaseback proceeds	—	3,714	—	—	3,714

Net cash used in investing activities	—	(650)	(6,194)	—	(6,844)

Cash flows from financing activities:
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of notes payable and long-term debt	(1,275)	—	—	—	(1,275)
Proceeds from capital lease financing	—	1,329	473	—	1,802
Payments on obligations under capital leases	—	(1,565)	—	—	(1,565)
Lease financing obligation proceeds	—	—	2,366	—	2,366
Payments on lease financing obligations	—	—	(100)	—	(100)

Net cash provided by (used in) financing activities	8,725	(236)	2,739	—	11,228

Net increase in cash and cash equivalents	—	2,431	1	—	2,432
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$20,247	$1	$—	$20,248

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of June 30, 2009, we operated 20 hospitals located in 10 states, consisting of nine “hospital within a hospital” facilities (29% of beds) and 11 freestanding facilities (71% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,079 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists.

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

Regulatory Changes

Approximately 60.9% and 61.2% of our total net patient service revenue for the six months ended June 30, 2009 and 2008, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

2009 Interim Final Rule

On June 3, 2009, the Centers for Medicare & Medicaid Services (“CMS”) published an interim final rule whereby CMS is adopting a new table of Medicare-Severity Diagnosis Related Groups (“MS-LT-DRG”) relative weights for all discharges from LTAC hospitals on or after June 3, 2009 through the remainder of fiscal year 2009, which ends on September 30, 2009 (the “2009 Interim Final Rule”). CMS indicated in the interim final rule that it misapplied its established methodology in the calculation of the budget neutrality factor in determining the relative weights for the 2009 fiscal year. Accordingly, CMS has revised the MS-LT-DRG relative weights with this interim final rule to correct the misapplication. The initial budget neutrality factor used by CMS was 1.04186, which CMS states was calculated using unadjusted recalibrated relative weights rather than using the normalized relative weights. The revised calculation resulted in a budget neutrality factor of 1.0030401. The application of this revised budget neutrality factor resulted in a reduction in the relative weights of approximately 3.9%

for the 2009 fiscal year (beginning October 1, 2008). There are certain regulatory restrictions that prevent a retroactive correction of this calculation adjustment; therefore, CMS is only applying the corrected weights to LTAC hospital discharges occurring on or after June 3, 2009 through September 30, 2009.

The 2009 Final Rule

On July 31, 2009, the CMS displayed their final annual payment update for LTAC hospitals for the 2010 rate year, which will be effective for all discharges on or after October 1, 2009 (the “2009 Final Rule”). The 2009 Final Rule includes a net increase in the standard federal rate of $783 to $39,897, or 2.0%, which is based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The 2009 Final Rule also includes a decrease in the high-cost outlier fixed-loss amount to $18,425 from $22,960. Additionally, the 2009 Final Rule includes updates to the weighting of MS-LT-DRGs, which CMS indicates will be budget neutral for aggregate LTAC hospital payments. CMS has estimated that the changes for the 2010 rate year, taken as a whole, will result in an increase of 3.3% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this proposed rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009, discussed previously, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updates the rate year 2010 LTAC- Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which is based on the amended fiscal year 2009 weights. These changes have been taken into account in the CMS impact calculations outlined above.

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

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of MS-LT-DRGs that became effective for discharges on or after October 1, 2008. CMS indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments would be unaffected by these changes. It is likely, however, that individual hospitals will see varying effects of this rule depending upon the acuity levels of their Medicare patient populations. As discussed previously, CMS issued the 2009 Interim Final Rule, which modified the MS-LT-DRG re-weighting contained in the July 31, 2008 regulations.

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

The Medicare, Medicaid and SCHIP Extension Act of 2007

On December 29, 2007, legislation known as the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) was signed into law and became effective for cost reporting periods beginning after December 29, 2007. This legislation provides for, among other things:

1)	enhanced medical necessity reviews of LTAC hospital cases and a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

2)	three-year moratoriums on the following:

a.	the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

b.	an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one LTAC hospital or upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

c.	the application of the so-called “25 Percent Rule” to freestanding and grandfathered LTAC hospitals;

d.	the very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 11, 2007; and

e.	the application of a one-time budget neutrality adjustment of payment rates to LTAC hospitals under the PPS;

3)	a three-year period during which certain types of LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from the host hospitals and still be paid according to the LTAC hospital PPS;

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

Regulatory Matters

On June 12, 2006 we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG”) that settled certain cost report matters for the years 1997 to 2001. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA is effective for three years. It requires, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to the OIG regarding certain specified items, including our on-going corporate compliance audit findings in areas such as cost reports, physician contracting and charge master reviews, and (3) report the occurrence of certain other events.

We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. Upon the OIG’s acceptance of this filing, we expect that the CCA will be terminated effective June 12, 2009.

Periodically CMS will conduct surveys of hospitals and other health care providers as a condition of participation in the Medicare program. The purpose of these surveys is to ensure that healthcare providers are in compliance with various governmental requirements related to adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. On July 24, 2009, we received a notice from CMS that pursuant to a routine inspection related to the physical plant of one of our hospitals, certain deficiencies and conditions were noted to exist which must be corrected. If the hospital is not successful in addressing the deficiencies and conditions set forth in the notification, CMS will deem the hospital to be out of compliance with certain Medicare conditions of participation and will terminate the hospital from participation in the Medicare program. The termination of this hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows. We are in the process of correcting the deficiencies and conditions cited in the CMS notification and believe that these issues will be successfully resolved and that the hospital will continue to comply with the conditions of participation as set forth by CMS.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 60.9% and 61.2% of total net patient service revenue for the six months ended June 30, 2009 and 2008, respectively. Net patient service revenues generated from non-Medicare payors were primarily from commercial payors.

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

Results of Operations

The following table sets forth operations results for each of the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net patient service revenue	$91,645	$86,632	$186,669	$175,393
Salaries, wages and benefits	42,412	41,803	85,595	82,891
Supplies	8,708	8,804	17,463	17,856
Rent	6,378	6,558	12,881	12,728
Other operating expenses	23,624	20,842	45,386	41,576
Provision for doubtful accounts	1,749	601	3,107	2,448
Gain on early extinguishment of debt	—	—	(84)	—
Depreciation and amortization	2,745	2,834	5,380	5,587
Interest expense, net	8,025	9,092	16,352	18,926

Total expenses	93,641	90,534	186,080	182,012

Operating income (loss)	(1,996)	(3,902)	589	(6,619)
Equity in loss of joint venture	—	—	(537)	—

Income (loss) before income taxes	(1,996)	(3,902)	52	(6,619)
Provision for income taxes	175	225	400	425

Net loss	$(2,171)	$(4,127)	$(348)	$(7,044)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Number of hospitals within hospitals (end of period)	9	9	9	9
Number of freestanding hospitals (end of period)	11	11	11	11
Number of total hospitals (end of period)	20	20	20	20
Licensed beds (end of period)	1,079	1,079	1,079	1,079
Average licensed beds (1)	1,079	1,079	1,079	1,044
Admissions	2,042	2,075	4,207	4,341
Patient days	57,627	59,879	116,772	121,598
Occupancy rate	58.7%	61.0%	59.8%	64.0%
Percent net patient service revenue from Medicare	60.4%	60.0%	60.9%	61.2%
Percent net patient service revenue from commercial payors and Medicaid (2)	39.6%	40.0%	39.1%	38.8%
Net patient service revenue per patient day	$1,590	$1,447	$1,599	$1,442

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Revenues

Our net patient service revenue increased by $5.0 million, or 5.8%, for the three months ended June 30, 2009, to $91.6 million from $86.6 million for the comparable period in 2008. Patient days and admissions decreased by 3.8% and 1.6%, respectively, during the three months ended June 30, 2009 as compared to the same period in 2008.

The $5.0 million increase in net patient service revenue was comprised of a $2.4 million increase in adjustments related to changes in estimates and settlements on cost reports previously filed with the Medicare program, offset by an unfavorable variance of $3.3 million attributable to the decrease in patient days, with a remaining increase of $5.9 million attributable to an increase in revenue per patient day. The net increase of $2.4 million for adjustments to previously filed cost reports was comprised of a favorable adjustment of $1.4 million recorded in the three months ended June 30, 2009 offset by an unfavorable adjustment of $1.0 million recorded in the three months ended June 30, 2008.

During the three months ended June 30, 2009 our net patient service revenue per patient day was $1,590, as compared to $1,447 for the 2008 period. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the three months ended June 30, 2009 and 2008 was $1,565 and $1,463, respectively, or an increase of 7.0%. The increase in net patient service revenue on a per patient day basis during the 2009 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, a higher acuity level of the patients treated in the 2009 period, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2008.

Total Expenses

Total expenses increased by $3.1 million to $93.6 million for the three months ended June 30, 2009 as compared to $90.5 million for the comparable period in 2008. The increase of $3.1 million was primarily the result of an increase of $2.8 million in other operating expenses and an increase of $1.1 million in the provision for doubtful accounts, offset by a decrease of $1.0 million in net interest expense.

The increase of $2.8 million in other operating expenses was primarily attributable to an increase in clinical purchased services as a result of the treatment of higher acuity patients during the 2009 period, and an increase in insurance expenses as a result of the agreement with the insurance carriers in the amount of $1.0 million related to the Hurricane Katrina matters discussed previously. The provision for doubtful accounts in the 2008 period included a benefit of $0.8 million for collections on accounts that were previously fully reserved, whereas collections on similar reserved accounts in the 2009 period were nominal. The decrease in interest expense was due to lower interest rates on our term debt offset by increased borrowings against our revolving credit facility.

Income Tax Expense

For the three months ended June 30, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenues

Our net patient service revenue increased by $11.3 million, or 6.4%, for the six months ended June 30, 2009, to $186.7 million from $175.4 million for the comparable period in 2008. Patient days and admissions decreased by 4.0% and 3.1%, respectively, for the six months ended June 30, 2009 as compared to the same period in 2008.

The $11.3 million increase in net patient service revenue was comprised of a $2.8 million increase in adjustments related to changes in estimates and settlements on cost reports previously filed with the Medicare program, offset by an unfavorable variance of $7.0 million attributable to the decrease in patient days, with a remaining increase of $15.5 million attributable to an increase in revenue per patient day. The net increase of $2.8 million for adjustments to previously filed cost reports was comprised of a favorable adjustment of $1.3 million recorded in the six months ended June 30, 2009 offset by an unfavorable adjustment of $1.5 million recorded in the six months ended June 30, 2008.

During the six months ended June 30, 2009 and 2008, our net patient service revenue per patient day was $1,599 and $1,442, respectively. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the six months ended June 30, 2009 and 2008 was $1,588 and $1,455, respectively, or an increase of 9.1%. The increase in net patient service revenue on a per patient day basis during the 2009 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, a higher acuity level of the patients treated in the 2009 period, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2008.

Total Expenses

Total expenses increased by $4.1 million to $186.1 million for the six months ended June 30, 2009 as compared to $182.0 million for the comparable period in 2008. The increase of $4.1 million in total expenses was primarily the result of an increase in salaries, wages and benefits of $2.7 million and an increase in other operating expenses of $3.8 million, offset by a decrease in net interest expense of $2.6 million.

The increase in salaries, wages and benefits was primarily attributable to the treatment of higher acuity patients during the 2009 period and annual inflationary increases. The increase in other operating expenses was primarily attributable to an increase in clinical purchased services as a result of the treatment of higher acuity patients, and an increase in insurance expenses as a result of the agreement with the insurance carriers in the amount of $1.0 million related to the Hurricane Katrina matters discussed previously. The decrease in interest expense was due to lower interest rates on our term debt offset by increased borrowings against our revolving credit facility.

Income Tax Expense

For the three months ended June 30, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

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

At June 30, 2009, our debt structure consisted of $130.4 million aggregate principal amount of senior subordinated notes, which matures on August 11, 2013, a senior secured credit facility, consisting of (i) a $245.4 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $2.5 million with varying maturities. The full amount available under the term loan facility was used in connection with the Merger.

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

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At June 30, 2009, the interest rate applicable to the $245.4 million under our term loan facility was 5.29%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 4.93%.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $2.2 million during the remainder of 2009 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the statement of cash flows (in thousands):

	Six Months Ended June 30
	2009	2008
Net cash used in operating activities	$(7,347)	$(1,952)
Net cash used in investing activities	(2,605)	(6,844)
Net cash provided by financing activities	22,808	11,228

For the six months ended June 30, 2009, cash used in operating activities was $7.3 million as compared to use of cash of $2.0 million in the comparable period in 2008. For the six-months ended June 30, 2009, we had a net loss of $0.3 million as compared to a net loss of $7.0 million for the same period in 2008.

Accounts receivable increased by $5.4 million for the six months ended June 30, 2009 as compared to a decrease of $3.6 million for same period during 2008. Days of net patient service revenue in accounts receivable at June 30, 2009 had increased to 67.6 as compared to 67.0 at December 31, 2008. This increase was partially the result of a processing hold implemented by CMS on the payment of Medicare discharges on or after June 3, 2009 while they incorporated the changes included in the 2009 Interim Final Rule as discussed previously into the CMS payment system. The payment hold was subsequently released during July 2009.

Estimated third party payor settlements resulted in a net use of cash of $8.8 million during the 2009 period as compared to a net use of cash of $10.3 million for the six months ended June, 2008. The use of cash during the 2009 period was principally due to the repayment to Medicare of amounts received as interim payments during 2008 in excess of revenues ultimately recognized.

A decrease in accounts payable and accrued expenses resulted in a net use of cash of $1.9 million for the six months ended June 30, 2009 as compared to providing net cash of $1.9 million in the comparable period in 2008.

Cash used in investing activities was $2.6 million for the six months ended June 30, 2009 as compared to a net use of cash of $6.8 million in 2008. Cash used in investing activities during the 2009 period was principally for recurring maintenance capital expenditures. Cash used during the 2008 period was principally for the construction of our hospital in Boise, Idaho. This was offset by $3.7 million received in the 2008 period pursuant to our lease agreement with Healthcare REIT, Inc. attributable to our Milwaukee, Wisconsin facility.

Cash provided by financing activities for the six months ended June 30, 2009 was $22.8 million as compared to cash provided of $11.2 million for the same period in 2008. The six months ended June 30, 2009 include $25.0 million in net borrowings under the revolving line of credit. During the 2008 period, we received $2.4 million pursuant to the master lease associated with our capital expenditures on our Boise, Idaho hospital project, and received $1.8 million in proceeds by entering into a capital lease on various equipment items.

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

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•	periodic reviews, audits and investigations by federal and government agencies and private payors could result in adverse findings and may negatively impact our revenues and profitability;

•	private third party payors for our services may undertake future cost containment initiatives that limit our future revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification would cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	development of new facilities may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectability of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses, therapists and other healthcare professionals or union activity may significantly increase our operating costs;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas makes us sensitive to economic, regulatory, environmental and other developments in this state;

•	adverse changes in individual markets could significantly affect operating results;

•	the effect of legal actions or other claims associated with the circumstances arising from Hurricane Katrina could subject us to substantial liabilities;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	an inability to ensure and maintain an effective system of internal controls over financial reporting could expose us to liability;

•	the failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity: and,

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

At June 30, 2009, we had $245.4 million in senior term loans outstanding and a borrowing availability of $18.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently defending ourselves against a variety of Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention is applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million to be paid by us, payable in three equal installments, due July 1, 2009, March 31, 2010, and March 31, 2011.

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

Dated: August 14, 2009

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