Form 10-Q
period 2009-09-30
LifeCare Holdings, Inc.
filed 2009-11-13
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of November 1, 2009, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2009 (unaudited) and December 31, 2008

(In thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$54,285	$25,262
Accounts receivable, net of allowance for doubtful accounts of $13,018 and $10,144 respectively	55,705	66,803
Income taxes	1,270	1,279
Other current assets	7,724	7,735

Total current assets	118,984	101,079
Property and equipment, net	82,421	86,479
Other assets	11,620	12,597
Identifiable intangibles, net	16,450	17,305
Goodwill	245,370	245,370

	$474,845	$462,830

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	987	1,252
Current installment of lease financing obligation	435	292
Estimated third-party payor settlements	6,473	6,231
Accounts payable	23,415	26,693
Accrued payroll	8,919	9,892
Accrued vacation	4,468	3,614
Accrued insurance	1,648	900
Accrued interest	3,850	8,127
Accrued other	4,812	3,642

Total current liabilities	57,557	63,193
Long-term debt, excluding current installments	406,549	384,694
Obligations under capital leases, excluding current installments	1,174	1,836
Lease financing obligation, excluding current installments	20,152	20,645
Accrued insurance	4,184	3,592
Other noncurrent liabilities	7,394	9,419

Total liabilities	497,010	483,379

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	172,200	171,965
Accumulated deficit	(194,365)	(192,514)

Total stockholder’s deficit	(22,165)	(20,549)

	$474,845	$462,830

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008
Net patient service revenue	$84,261	$82,394	$270,930	$257,786

Salaries, wages and benefits	39,978	40,520	125,573	123,411
Supplies	8,269	8,353	25,731	26,209
Rent	6,021	6,331	18,902	19,060
Other operating expenses	20,447	19,902	65,835	61,475
Provision for doubtful accounts	1,103	151	4,210	2,600
Gain on early extinguishment of debt	(558)	—	(642)	—
Depreciation and amortization	2,724	3,018	8,104	8,605
Interest expense, net	7,613	9,209	23,964	28,135

Total expenses	85,597	87,484	271,677	269,495

Operating loss	(1,336)	(5,090)	(747)	(11,709)
Equity in income (loss) of joint venture	25	—	(512)	—

Loss before income taxes	(1,311)	(5,090)	(1,259)	(11,709)
Provision for income taxes	192	835	592	1,259

Net loss	$(1,503)	$(5,925)	$(1,851)	$(12,968)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Deficit

For the nine months ended September 30, 2009

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2008	$—	$171,965	$(192,514)	$(20,549)
Equity compensation amortization	—	235	—	235
Net loss	—	—	(1,851)	(1,851)

Balance, September 30, 2009	$—	$172,200	$(194,365)	$(22,165)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,851)	$(12,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,759	10,202
Provision for doubtful accounts	4,210	2,600
Equity compensation amortization	235	203
Gain on early extinguishment of debt	(642)	—
Loss on the disposal of assets	2	—
Equity in loss of joint venture	512	—
Changes in operating assets and liabilities:
Patient accounts receivable	6,887	(2,681)
Current income taxes	9	514
Prepaid expenses and other current assets	(76)	(213)
Other assets	467	656
Estimated third-party payor settlements	242	(3,155)
Accounts payable and accrued expenses	(5,695)	4,605
Other liabilities	(1,433)	1,068

Net cash provided by operating activities	12,626	831

Cash flows from investing activities:
Purchases of property and equipment	(3,440)	(11,722)
Investment in joint venture	(6)	—
Note receivable with joint venture	(1,400)	—
Sale-leaseback proceeds	—	3,714

Net cash used in investing activities	(4,846)	(8,008)

Cash flows from financing activities:
Net change in borrowings under the line of credit	25,000	10,000
Payments of notes payable and long-term debt	(2,479)	(1,913)
Proceeds from capital lease financing	—	1,802
Payments on obligations under capital leases	(927)	(1,904)
Proceeds from lease financing obligation	—	3,829
Payments on lease financing obligation	(351)	(200)

Net cash provided by financing activities	21,243	11,614

Net increase in cash and cash equivalents	29,023	4,437
Cash and cash equivalents, beginning of period	25,262	17,816

Cash and cash equivalents, end of period	$54,285	$22,253

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$26,758	$31,844
Net income taxes paid	583	746
Noncash:
Equipment purchased through capital lease financing	—	1,157
Investment in joint venture	94	—

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of annualized financial results.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350-20-55, Intangibles-Goodwill and Other-Goodwill-Implementation Guidance and Illustrations, formally FASB Emerging Issues Task Force (“EITF”) Topic No. D-101 Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with FASB ASC Subtopic 280-10, Segment Reporting-Overall, formally Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

Income Taxes

For the nine months ended September 30, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

We follow the threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for original tax returns filed for 2006 through 2008. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

On November 6, 2009, new legislation was enacted, “The Worker, Homeownership, and Business Assistance Act of 2009,” whereby businesses may elect to carry back net operating losses for up to five years for losses incurred in either 2008 or 2009. Previously, the carry back period was limited to two years. We are currently evaluating the impact this new law may have our ability to utilize our net operating losses.

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2009 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 2.07% to 3.09%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 60,000 options granted during the nine months ended September 30, 2009 (see note 5).

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP SFAS 141 (R)-1”) which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FASB Statement No. 141(R), Business Combinations (“SFAS 141(R)”). FSP SFAS 141 (R)-1 amends portions of FASB ASC Topic 805, Business Combinations, and was effective for all business combinations which occur during fiscal years beginning after December 15, 2008. FSP SFAS 141 (R)-1 will impact us to the extent we make future acquisitions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165, which amends portions of FASB ASC Subtopic 855-10, Subsequent Events-Overall, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We do not anticipate the adoption of SFAS 165 will materially impact us. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168, which amends portions of FASB ASC Subtopic 105-10, Generally Accepted Accounting Principles-Overall, provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 was effective for interim and annual periods ending after September 15, 2009.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2009 consolidated financial statements. Such reclassifications had no impact on net loss or stockholder’s deficit.

(3)	Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and nine months ended September 30, 2009 included increases of $25,000 and $1.3 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to decreases of $0.1 million and $1.6 million for the three and nine months ended September 30, 2008, respectively.

(4)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Senior secured credit facility—term loan	$244,800	$246,713
9 1/4% senior subordinated notes	129,299	130,531
Revolving credit facility	35,000	10,000

Total long-term debt	409,099	387,244
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$406,549	$384,694

The senior secured credit facility consists of (i) a $60 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans and (ii) a $244.8 million term loan facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

During the three months ended March 31, 2009, we repurchased $0.2 million of our outstanding senior subordinated notes for $0.1 million. This resulted in us recording a $0.1 million gain, net of the write-off of a nominal amount of capitalized financing costs, on the early extinguishment of this indebtedness. During the three months ended September 30, 2009, we repurchased $1.1 million of our outstanding senior subordinated notes for $0.5 million. This resulted in us recording a $0.6 million gain, net of the write-off of a nominal amount of capitalized financing cost, on the early extinguishment of this indebtedness.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility, including the first quarter of 2010. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

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

Successor Stock Option Plan

At September 30, 2009, there were 2,860,000 shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to or greater than the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest over three year periods.

Income from the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 includes $0.1 million, $0.1 million, $0.2 million, and $0.2 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the nine months ended September 30, 2009:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2008	2,370,000	$2.50
Granted	60,000	2.50
Exercised	—	—
Forfeited	(35,000)	2.50
Expired	(25,000)	2.50

Balance at September 30, 2009	2,370,000	$2.50

At September 30, 2009, the weighted average remaining contractual life of outstanding options was 8.1 years. There were 808,000 stock options exercisable at September 30, 2009. At September 30, 2009, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 6.7 years and they had no intrinsic value.

As of September 30, 2009, there was approximately $0.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of approximately one year.

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

As of September 30, 2009, there was no unrecognized compensation costs related to restricted stock awards.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We undertake various procedures to assure that our annual cost reports are correctly prepared and filed in accordance with applicable Medicare regulations governing provider reimbursement. During 2004 and 2003, we conducted an internal review of our previously filed cost reports. As a result of this review, which covered the years 1997 through 2001, we made certain adjustments in 2003 to our previously reported allowable home office expenses. The findings of this review and proposed amendments to the home office cost reports were submitted to the Office of Inspector General of the Department of Health and Human Services (“OIG”), which reviewed our findings. On June 12, 2006, we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA was effective for three years. It required, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to OIG regarding certain specified items, including our ongoing corporate compliance audit findings in areas such as cost reporting, physician contracting and charge master reviews, and (3) report the occurrence of certain other events.

We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. Upon the OIG’s formal acceptance of this filing, we expect that the CCA will be terminated effective June 12, 2009.

Periodically the Centers for Medicare & Medicaid Services (“CMS”) will conduct surveys of hospitals and other health care providers as a condition of participation in the Medicare program. The purpose of these surveys is to ensure that healthcare providers are in compliance with various governmental requirements related to adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. On July 24, 2009, we received a notice from CMS that pursuant to a routine inspection related to the physical plant of one of our hospitals, certain deficiencies and conditions were noted to exist which must be corrected. Subsequent to this notice, we implemented corrective plans to remedy the deficiencies and conditions that were cited in the CMS notification, and, in a limited number of cases, we requested and were granted time-limited waivers for certain matters that will require additional time to remedy. As a result of the corrective actions and the receipt of certain waivers, we were notified by CMS on October 15, 2009, that the hospital is now in compliance with the Medicare conditions of participation and that the hospital is no longer subject to termination of its participation in the Medicare program as a result of the initial deficiencies and conditions. If the hospital is not successful in addressing the deficiencies and conditions in a timely manner as permitted by the waivers granted by CMS, which extend through June 1, 2010, then CMS reserves the right to deem the hospital to be out of compliance with certain Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. The termination of this hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows. We are in the process of correcting the remaining deficiencies and conditions for which waivers were granted and believe that these issues will be successfully resolved in a timely manner and that the hospital will continue to comply with the conditions of participation as set forth by CMS.

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

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market to own and operate a LTAC hospital in the market. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.8 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit was secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. Pursuant to FASB ASC Subtopic 460-10, Guarantees-Overall, formally FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we previously established a carrying value of $0.8 million associated with this guarantee, which was recorded in other noncurrent liabilities. On April 2, 2009, the letter of credit was drawn in full by the lender pursuant to their right to exercise the guarantee. On May 1, 2009, we sold our 49.99% ownership in the joint venture for $0.2 million, in the form of a promissory note from the purchaser, for which we provided a full reserve.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect our consolidated financial position, results of operations or liquidity.

(8)	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payor settlements, short-term receivables in self insurance trusts, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $244.8 million and $129.3 million, respectively, at September 30, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $198.3 million and $55.6 million, respectively, at September 30, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs because the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at September 30, 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $30.2 million. This valuation is categorized as a Level 2 in the valuation hierocracy.

(9)	Joint Venture

On September 1, 2009, we, along with a subsidiary of Select Medical Corporation (“Select”), each contributed our hospital operations, located in the Muskegon, Michigan market, and related licenses and provider numbers, along with $1.5 million in cash and net assets, into a newly formed limited liability company, in exchange for each receiving a 50% ownership in the newly formed entity. The joint venture, which is currently comprised of 51 beds in two separate locations in the Muskegon market, will be managed by Select. The $1.5 million cash contributions made by each party were comprised of a $0.1 million equity contribution and a $1.4 million note receivable (“Subordinated Note”). The 50% ownership we have in the joint venture is held by a newly formed subsidiary of the Company and has been designated as a non-guarantor subsidiary pursuant to our senior secured credit facility. The Subordinated Notes bear an interest rate of 10% and will mature on August 31, 2019. The joint venture may make quarterly payments on the Subordinated Notes with available cash flows prior to the maturity.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(10)	Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued on November 13, 2009, and there were no material subsequent events requiring disclosure in or amendment to these financial statements.

(11)	Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three and nine months ended at September 30, 2009 and 2008. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$54,284	$1	$—	$54,285
Accounts receivable, net of allowance for doubtful accounts	—	52,923	2,782	—	55,705
Due to/from related parties	114,290	(99,867)	(14,423)	—	—
Income taxes	1,784	(514)	—	—	1,270
Other current assets	—	7,329	395	—	7,724

Total current assets	116,074	14,155	(11,245)	—	118,984
Investment in subsidiary	273,751	—	—	(273,751)	—
Property and equipment, net	—	59,036	23,385	—	82,421
Other assets	7,213	2,853	1,554	—	11,620
Identifiable intangibles, net	—	16,450	—	—	16,450
Goodwill	—	245,370	—	—	245,370

Total assets	$397,038	$337,864	$13,694	$(273,751)	$474,845

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	779	208	—	987
Current installments of lease financing obligation	—	—	435	—	435
Estimated third-party payor settlements	—	5,624	849	—	6,473
Accounts payable	754	21,955	706	—	23,415
Accrued payroll	—	8,649	270	—	8,919
Accrued vacation	—	4,297	171	—	4,468
Accrued insurance	—	1,648	—	—	1,648
Accrued interest	3,850	—	—	—	3,850
Accrued other	—	4,596	216	—	4,812

Total current liabilities	7,154	47,548	2,855	—	57,557
Long-term debt, excluding current installments	406,549	—	—	—	406,549
Obligations under capital leases, excluding current installments	—	944	230	—	1,174
Lease financing obligation, excluding current installments	—	—	20,152	—	20,152
Accrued insurance	—	4,184	—	—	4,184
Other noncurrent liabilities	5,500	1,894	—	—	7,394

Total liabilities	419,203	54,570	23,237	—	497,010
Commitments and contingencies
Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	172,200	63	1,500	(1,563)	172,200
Retained earnings (accumulated deficit)	(194,365)	283,231	(11,043)	(272,188)	(194,365)

Total stockholder’s equity (deficit)	(22,165)	283,294	(9,543)	(273,751)	(22,165)

	$397,038	$337,864	$13,694	$(273,751)	$474,845

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$81,461	$2,800	$—	$84,261

Salaries, wages and benefits	79	38,312	1,587	—	39,978
Supplies	—	7,963	306	—	8,269
Rent	—	5,854	167	—	6,021
Other operating expenses	237	19,328	882	—	20,447
Provision for doubtful accounts	—	1,044	59	—	1,103
Gain on early extinguishment of debt	(558)	—	—	—	(558)
Depreciation and amortization	—	2,379	345	—	2,724
Intercompany (income) expenses	557	(754)	197	—	—
Interest expense, net	7,164	17	432	—	7,613

Total expenses	7,479	74,143	3,975	—	85,597

Operating income (loss)	(7,479)	7,318	(1,175)	—	(1,336)
Earnings in investments in subsidiaries	(5,976)	—	—	5,976	—
Equity in income of joint venture	—	—	25	—	25

Income (loss) before income taxes	(1,503)	7,318	(1,150)	(5,976)	(1,311)
Provision for income taxes	—	192	—	—	192

Net income (loss)	$(1,503)	$7,126	$(1,150)	$(5,976)	$(1,503)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$265,205	$5,725	$—	$270,930

Salaries, wages and benefits	244	120,745	4,584	—	125,573
Supplies	—	25,097	634	—	25,731
Rent	—	18,410	492	—	18,902
Other operating expenses	1,366	62,443	2,026	—	65,835
Provision for doubtful accounts	—	4,099	111	—	4,210
Gain on early extinguishment of debt	(642)	—	—	—	(642)
Depreciation and amortization	—	7,067	1,037	—	8,104
Intercompany (income) expenses	485	(884)	399	—	—
Interest expense, net	22,431	286	1,247	—	23,964

Total expenses	23,884	237,263	10,530	—	271,677

Operating income (loss)	(23,884)	27,942	(4,805)	—	(747)
Earnings in investments in subsidiaries	(22,033)	—	—	22,033	—
Equity in income (loss) of joint venture	—	(537)	25	—	(512)

Income (loss) before income taxes	(1,851)	27,405	(4,780)	(22,033)	(1,259)
Provision for income taxes	—	592	—	—	592

Net income (loss)	$(1,851)	$26,813	$(4,780)	$(22,033)	$(1,851)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(1,851)	$26,813	$(4,780)	$(22,033)	$(1,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,655	7,067	1,037	—	9,759
Provision for doubtful accounts	—	4,099	111	—	4,210
Equity compensation amortization	235	—	—	—	235
Gain on early extinguishment of debt	(642)	—	—	—	(642)
Loss on the disposition of assets	—	2	—	—	2
Equity in loss of joint venture	—	537	(25)	—	512
Changes in operating assets and liabilities:
Patient accounts receivable	—	8,961	(2,074)	—	6,887
Current income taxes	—	9	—	—	9
Prepaid expenses and other current assets	—	145	(221)	—	(76)
Change in investments in subsidiary	(22,033)	—	—	22,033	—
Other assets	—	467	—	—	467
Due to/from related parties	5,444	(9,428)	3,984	—	—
Estimated third-party payor settlements	—	(1,452)	1,694	—	242
Accounts payable and accrued expenses	(3,829)	(2,733)	867	—	(5,695)
Other liabilities	—	(1,433)	—	—	(1,433)

Net cash provided by (used in) operating activities	(21,021)	33,054	593	—	12,626

Cash flows from investing activities:
Purchases of property and equipment	—	(3,296)	(144)	—	(3,440)
Investment in joint venture	(1,500)	—	(6)	1,500	(6)
Note receivable with joint venture	—	—	(1,400)	—	(1,400)

Net cash used in investing activities	(1,500)	(3,296)	(1,550)	1,500	(4,846)

Cash flows from financing activities:
Equity investments	—	—	1,500	(1,500)	—
Net change in borrowings under the line of credit	25,000	—	—	—	25,000
Payments of notes payable and long-term debt	(2,479)	—	—	—	(2,479)
Payments on obligations under capital leases	—	(735)	(192)	—	(927)
Payment on lease financing obligation	—	—	(351)	—	(351)

Net cash provided by (used in) financing activities	22,521	(735)	957	(1,500)	21,243

Net increase in cash and cash equivalents	—	29,023	—	—	29,023
Cash and cash equivalents, beginning of period	—	25,261	1	—	25,262

Cash and cash equivalents, end of period	$—	$54,284	$1	$—	$54,285

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$25,261	$1	$—	$25,262
Accounts receivable, net of allowance for doubtful accounts	—	65,984	819	—	66,803
Due to/from related parties	118,651	(108,211)	(10,440)	—	—
Income taxes	1,785	(506)	—	—	1,279
Other current assets	—	7,407	328	—	7,735

Total current assets	120,436	(10,065)	(9,292)	—	101,079
Investment in subsidiary	250,219	—	—	(250,219)	—
Property and equipment, net	—	62,173	24,306	—	86,479
Other assets	8,893	3,704	—	—	12,597
Identifiable intangibles, net	—	17,305	—	—	17,305
Goodwill	—	245,370	—	—	245,370

	$379,548	$318,487	$15,014	$(250,219)	$462,830

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	992	260	—	1,252
Current installment of lease financing obligations	—	—	292	—	292
Estimated third-party payor settlements	—	7,075	(844)	—	6,231
Accounts payable	(774)	27,309	158	—	26,693
Accrued payroll	—	9,758	134	—	9,892
Accrued vacation	—	3,526	88	—	3,614
Accrued insurance	—	900	—	—	900
Accrued interest	8,127	—	—	—	8,127
Accrued other	—	3,468	174	—	3,642

Total current liabilities	9,903	53,028	262	—	63,193
Long-term debt, excluding current installments	384,694	—	—	—	384,694
Obligations under capital leases, excluding current installments	—	1,466	370	—	1,836
Lease-financing obligation, excluding current installments	—	—	20,645	—	20,645
Accrued insurance	—	3,592	—	—	3,592
Other noncurrent liabilities	5,500	3,919	—	—	9,419

Total liabilities	400,097	62,005	21,277	—	483,379
Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	171,965	63	—	(63)	171,965
Retained earnings (accumulated deficit)	(192,514)	256,419	(6,263)	(250,156)	(192,514)

Total stockholder’s equity (deficit)	(20,549)	256,482	(6,263)	(250,219)	(20,549)

	$379,548	$318,487	$15,014	$(250,219)	$462,830

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(12,968)	$24,989	$(5,085)	$(19,904)	$(12,968)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,597	7,928	677	—	10,202
Provision for doubtful accounts	—	2,592	8	—	2,600
Equity compensation amortization	203	—	—	—	203
Changes in operating assets and liabilities:
Patient accounts receivable	—	(2,282)	(399)	—	(2,681)
Current income taxes	610	(96)	—	—	514
Prepaid expenses and other current assets	301	(322)	(192)	—	(213)
Change in investments in subsidiary	(19,904)	—	—	19,904	—
Other assets	(81)	737	—	—	656
Due to/from related parties	25,205	(32,973)	7,768	—	—
Estimated third-party payor settlements	—	(3,155)	—	—	(3,155)
Accounts payable and accrued expenses	(3,050)	8,361	(706)	—	4,605
Other liabilities	—	1,068	—	—	1,068

Net cash provided by (used in) operating activities	(8,087)	6,847	2,071	—	831

Cash from investing activities:
Purchases of property and equipment	—	(6,170)	(5,552)	—	(11,722)
Sale-leaseback proceeds	—	3,714	—	—	3,714

Net cash used in investing activities	—	(2,456)	(5,552)	—	(8,008)

Cash flows from financing activities:
Proceeds from lease financing obligation	—	—	3,829	—	3,829
Payment on lease financing obligation	—	—	(200)	—	(200)
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of notes payable and long-term debt	(1,913)	—	—	—	(1,913)
Proceeds from capital lease financing	—	1,802	—	—	1,802
Payments on obligations under capital leases	—	(1,757)	(147)	—	(1,904)

Net cash provided by financing activities	8,087	45	3,482	—	11,614

Net increase in cash and cash equivalents	—	4,436	1	—	4,437
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$22,252	$1	$—	$22,253

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of September 30, 2009, we operated 19 hospitals located in 9 states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 11 freestanding facilities (73% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,059 licensed beds and employ approximately 3,100 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital operation located in Muskegon, Michigan.

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

On September 1, 2009, we, along with a subsidiary of Select Medical Corporation (“Select”), each contributed our hospital operations, located in the Muskegon, Michigan market, and related licenses and provider numbers, along with $1.5 million in cash and net assets, into a newly formed limited liability company in exchange for each receiving a 50% ownership in the newly formed entity. The joint venture, which is currently comprised of 51 beds in two separate locations in the Muskegon market, will be managed by Select. The $1.5 million cash contributions made by each party were comprised of a $0.1 million equity contribution and a $1.4 million note receivable (“Subordinated Note”). The 50% ownership we have in the joint venture is held by a newly formed subsidiary of the Company and has been designated as a non-guarantor subsidiary pursuant to our senior secured credit facility. The Subordinated Note bears an interest rate of 10% and will mature on August 31, 2019. The joint venture may make quarterly payments with available cash flows prior to the maturity.

Regulatory Changes

Approximately 59.1% and 60.9% of our total net patient service revenue for the nine months ended September 30, 2009 and 2008, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. Currently, Congress is considering various healthcare reforms that could materially impact the Medicare program and could have a material adverse effect on our business, financial position, results of operations and liquidity. These reforms could also negatively impact commercial insurance companies, which could likewise negatively impact the rates we receive for providing services to commercial pay patients.

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

Regulatory Matters

On June 12, 2006 we entered into a Settlement Agreement and a Certification of Compliance Agreement (“CCA”) with the Office of Inspector General of the Department of Health and Human Services (“OIG”) that settled certain cost report matters for the years 1997 to 2001. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Merger that occurred on August 11, 2005. The CCA was effective for three years. It required, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to the OIG regarding certain specified items, including our on-going corporate compliance audit findings in areas such as cost reports, physician contracting and charge master reviews, and (3) report the occurrence of certain other events.

We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. Upon the OIG’s acceptance of this filing, we expect that the CCA will be terminated effective June 12, 2009.

Periodically the Centers for Medicare & Medicaid Services (“CMS”) will conduct surveys of hospitals and other health care providers as a condition of participation in the Medicare program. The purpose of these surveys is to ensure that healthcare providers are in compliance with various governmental requirements related to adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. On July 24, 2009, we received a notice from CMS that pursuant to a routine inspection related to the physical plant of one of our hospitals, certain deficiencies and conditions were noted to exist which must be corrected. Subsequent to this notice, we implemented corrective plans to remedy the deficiencies and conditions that were cited in the CMS notification, and, in a limited number of cases, we requested and were granted time-limited waivers for certain matters that will require additional time to remedy. As a result of the corrective actions and the receipt of certain waivers, we were notified by CMS on October 15, 2009, that the hospital is now in compliance with the Medicare conditions of participation and that the hospital is no longer subject to termination of its participation in the Medicare program as a result of the initial deficiencies and conditions. If the hospital is not successful in addressing the deficiencies and conditions in a timely manner as permitted by the waivers granted by CMS, which extend through June 1, 2010, then CMS reserves the right to deem the hospital to be out of compliance with certain Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. The termination of this hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows. We are in the process of correcting the remaining deficiencies and conditions for which waivers were granted and believe that these issues will be successfully resolved in a timely manner and that the hospital will continue to comply with the conditions of participation as set forth by CMS.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 59.1% and 60.9% of total net patient service revenue for the nine months ended September 30, 2009 and 2008, respectively. Net patient service revenues generated from non-Medicare payors were primarily from commercial payors.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350-20-55, Intangibles-Goodwill and Other-Goodwill-Implementation Guidance and Illustrations, formally FASB Emerging Issues Task Force (“EITF”) Topic No. D-101 Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, (“EITF Topic No. D-101”), we review goodwill based upon one reporting unit, as the Company is managed as one operating segment in accordance with FASB ASC Subtopic 280-10, Segment Reporting-Overall, formally Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”). In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

Results of Operations

The following table sets forth operations results for each of the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net patient service revenue	$84,261	$82,394	$270,930	$257,786
Salaries, wages and benefits	39,978	40,520	125,573	123,411
Supplies	8,269	8,353	25,731	26,209
Rent	6,021	6,331	18,902	19,060
Other operating expenses	20,447	19,902	65,835	61,475
Provision for doubtful accounts	1,103	151	4,210	2,600
Gain on early extinguishment of debt	(558)	—	(642)	—
Depreciation and amortization	2,724	3,018	8,104	8,605
Interest expense, net	7,613	9,209	23,964	28,135

Total expenses	85,597	87,484	271,677	269,495

Operating loss	(1,336)	(5,090)	(747)	(11,709)
Equity in income (loss) of joint venture	25	—	(512)	—

Loss before income taxes	(1,311)	(5,090)	(1,259)	(11,709)
Provision for income taxes	192	835	592	1,259

Net loss	$(1,503)	$(5,925)	$(1,851)	$(12,968)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Number of hospitals within hospitals (end of period)	8	9	8	9
Number of freestanding hospitals (end of period)	11	11	11	11
Number of total hospitals (end of period)	19	20	19	20
Licensed beds (end of period)	1,059	1,079	1,059	1,079
Average licensed beds (1)	1,072	1,079	1,077	1,056
Admissions	1,832	1,974	6,039	6,315
Patient days	52,868	55,329	169,640	176,927
Occupancy rate	53.6%	55.7%	57.7%	61.1%
Percent net patient service revenue from Medicare	55.2%	60.4%	59.1%	60.9%
Percent net patient service revenue from commercial payors and Medicaid (2)	44.8%	39.6%	40.9%	39.1%
Net patient service revenue per patient day	$1,594	$1,489	$1,597	$1,457

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenues

Our net patient service revenue increased by $1.9 million, or 2.3%, for the three months ended September 30, 2009, to $84.3 million from $82.4 million for the comparable period in 2008. Patient days and admissions decreased by 4.4% and 7.2%, respectively, during the three months ended September 30, 2009 as compared to the same period in 2008.

The $1.9 million increase in net patient service revenue was comprised of a $0.2 million increase in adjustments related to changes in estimates and settlements on cost reports previously filed with the Medicare program, offset by an unfavorable variance of $3.7 million attributable to the decrease in patient days, with a remaining increase of $5.4 million attributable to an increase in revenue per patient day.

During the three months ended September 30, 2009 our net patient service revenue per patient day was $1,594, as compared to $1,489 for the 2008 period, an increase of 7.1%. The increase in net patient service revenue on a per patient day basis during the 2009 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, a higher acuity level of the patients treated in the 2009 period, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2008.

Total Expenses

Total expenses decreased by $1.9 million to $85.6 million for the three months ended September 30, 2009 as compared to $87.5 million for the comparable period in 2008. The decrease of $1.9 million was primarily the result of a decrease of $0.5 million in salaries, wages and benefits, a decrease of $1.6 million in net interest expense and the recognition of a gain of $0.6 million on the early extinguishment of debt, offset by an increase in the provision for doubtful accounts of $1.0 million.

The decrease in salaries, wages and benefits was primarily attributable to the decrease in patient volumes as previously discussed offset by increases attributable to the treatment of higher acuity patients during the 2009 period and annual inflationary increases. The decrease in interest expense was due to lower interest rates on our term debt offset by increased borrowings against our revolving credit facility. The increase in the provision for doubtful accounts was due to a benefit recognized during the 2008 period from collections during the period in excess of amounts previously reserved on certain accounts.

Income Tax Expense

For the three months ended September 30, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Revenues

Our net patient service revenue increased by $13.1 million, or 5.1%, for the nine months ended September 30, 2009, to $270.9 million from $257.8 million for the comparable period in 2008. Patient days and admissions decreased by 4.1% and 4.4%, respectively, for the nine months ended September 30, 2009 as compared to the same period in 2008.

The $13.1 million increase in net patient service revenue was comprised of a $2.9 million increase in adjustments related to changes in estimates and settlements on cost reports previously filed with the Medicare program, offset by an unfavorable variance of $10.7 million attributable to the decrease in patient days, with a remaining increase of $20.9 million attributable to an increase in revenue per patient day. The net increase of $2.9 million for adjustments to previously filed cost reports was comprised of a favorable adjustment of $1.3 million recorded in the nine months ended September 30, 2009 offset by an unfavorable adjustment of $1.6 million recorded in the nine months ended September 30, 2008.

During the nine months ended September 30, 2009 and 2008, our net patient service revenue per patient day was $1,597 and $1,457, respectively. However, exclusive of the cost report reimbursement adjustments discussed previously, net patient service revenue per patient day for the nine months ended September 30, 2009 and 2008 was $1,589 and $1,466, respectively, or an increase of 8.4%. The increase in net patient service revenue on a per patient day basis during the 2009 period was primarily the result of annual inflationary increases in our standard charge rates and certain of our contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, a higher acuity level of the patients treated in the 2009 period, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2008.

Total Expenses

Total expenses increased by $2.2 million to $271.7 million for the nine months ended September 30, 2009 as compared to $269.5 million for the comparable period in 2008. The increase of $2.2 million in total expenses was primarily the result of an increase in salaries, wages and benefits of $2.2 million, an increase in other operating expenses of $4.4 million and an increase of $1.6 million in the provision for doubtful accounts, offset by a decrease in net interest expense of $4.2 million.

The increase in salaries, wages and benefits was primarily attributable to the treatment of higher acuity patients during the 2009 period and annual inflationary increases. The increase in other operating expenses was primarily attributable to an increase in clinical purchased services as a result of the treatment of higher acuity patients, and an increase in insurance expenses during the three months ended June 30, 2009, as a result of the agreement with the insurance carriers in the amount of $1.0 million related to the Hurricane Katrina matters. The increase in the provision for doubtful accounts was due to a benefit recognized during the 2008 period from collections during the period in excess of amounts previously reserved on certain accounts. The decrease in interest expense was due to lower interest rates on our term debt offset by increased borrowings against our revolving credit facility.

Income Tax Expense

For the nine months ended September 30, 2009, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2009 for federal income taxes based on recent taxable loss trends.

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

At September 30, 2009, our debt structure consisted of $129.3 million aggregate principal amount of senior subordinated notes, which matures on August 11, 2013, a senior secured credit facility, consisting of (i) a $244.8 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $2.2 million with varying maturities. The full amount available under the term loan facility was used in connection with the Merger.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility, including the first quarter of 2010. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.25% for alternate base rate revolving loans, (2) 4.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At September 30, 2009, the interest rate applicable to the $244.8 million under our term loan facility was 4.74%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 4.44%.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $1.4 million during the remainder of 2009 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Nine Months Ended September 30
	2009	2008
Operating activities	$12,626	$831
Investing activities	(4,846)	(8,008)
Financing activities	21,243	11,614

For the nine months ended September 30, 2009, cash provided by operating activities was $12.6 million as compared to cash provided of $0.8 million in the comparable period in 2008. For the nine months ended September 30, 2009, we had a net loss of $1.9 million as compared to a net loss of $13.0 million for the same period in 2008.

Accounts receivable decreased by $6.9 million for the nine months ended September 30, 2009 as compared to an increase of $2.7 million for same period during 2008. Days of net patient service revenue in accounts receivable at September 30, 2009 had decreased to 60.8 as compared to 67.0 at December 31, 2008. This decrease was primarily the result of favorable collection trends in the 2009 period as compared to the 2008 period.

Estimated third-party payor settlements provided a net increase in cash of $0.2 million during the 2009 period as compared to a net use of cash of $3.2 million for the nine months ended September 30, 2008.

A decrease in accounts payable and accrued expenses resulted in a net use of cash of $5.7 million for the nine months ended September 30, 2009 as compared to providing net cash of $4.6 million in the comparable period in 2008.

Cash used in investing activities was $4.8 million for the nine months ended September 30, 2009 as compared to a net use of cash of $8.0 million in 2008. Cash used in investing activities during the 2009 period was principally for recurring maintenance capital expenditures in addition to a net use of cash of $1.4 million related to the newly formed joint venture in the Muskegon, Michigan market as previously discussed. Cash used during the 2008 period was principally for the construction of our hospital in Boise, Idaho. This was offset by $3.7 million received in the 2008 period pursuant to our lease agreement with Healthcare REIT, Inc. attributable to our Milwaukee, Wisconsin facility.

Cash provided by financing activities for the nine months ended September 30, 2009 was $21.2 million as compared to cash provided of $11.6 million for the same period in 2008. The nine months ended September 30, 2009 include $25.0 million in net borrowings under the revolving line of credit. During the 2008 period, we received $3.8 million pursuant to the master lease associated with our capital expenditures on our Boise, Idaho hospital project, and received $1.8 million in proceeds by entering into a capital lease on various equipment items.

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

At September 30, 2009, we had $244.8 million in senior term loans outstanding and a borrowing availability of $18.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Chris A. Walker
Chief Financial Officer

Dated: November 13, 2009

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and Restated Executive Employment Agreement with Grant B. Asay.

10.2	Amended and Restated Transaction Bonus Agreement with Grant B. Asay.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.