Form 10-K
period 2009-12-31
LifeCare Holdings, Inc.
filed 2010-03-31
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒	Smaller Reporting Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

As of March 15, 2010, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART 1

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	changes in government reimbursement for our services may have an adverse effect on our future revenues and profitability including, for example, the changes described under “Regulatory Changes”;

•	healthcare reform may have an adverse effect on our future revenues and profitability;

•	the failure to maintain compliance with our financial covenants could be costly or have a material adverse effect on us;

•	the amount of outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness may limit our operating and financial flexibility;

•

the condition of the financial markets, including volatility and deterioration in the capital and credit markets, could have a material adverse effect on the availability and terms of financing sources;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

•

periodic reviews, surveys, audits and investigations by federal and state government agencies and private payors could result in adverse findings and may negatively impact our revenues and profitability;

•	private third party payors for our services may merge or undertake future cost containment initiatives that limit our future revenues and profitability;

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification would cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	development of new facilities may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectability of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses, therapists and other healthcare professionals or union activity may significantly increase our operating costs;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas and Pennsylvania makes us sensitive to economic, regulatory, environmental and other developments in these states;

•	adverse changes in individual markets could significantly affect operating results;

•	the effect of legal actions or other claims associated with the circumstances arising from Hurricane Katrina could subject us to substantial liabilities;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	an inability to ensure and maintain an effective system of internal controls over financial reporting could expose us to liability;

•	the failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity; and,

•

the failure to prevent damage or interruption to our systems and operations or to conform to regulatory standards for electronic health records could result in improper functioning, security breaches of our information systems, additional expenses or penalties.

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of December 31, 2009, we operated 19 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 11 freestanding facilities (73% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,059 licensed beds and employ approximately 3,100 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Industry Overview

A LTAC hospital serves patients with serious and complicated illnesses or injuries requiring extended hospitalization. LTAC hospitals are specifically designed to accommodate such patients and provide them with a higher level of care than a skilled nursing facility or an inpatient rehabilitation facility, each of which is often incapable of treating the same conditions and delivering the same outcome as a LTAC hospital. Patients are typically referred to a LTAC hospital from a general acute care hospital.

To qualify as a LTAC hospital under Medicare, the Centers for Medicare & Medicaid Services (“CMS”) requires that a hospital have an inpatient average length of stay greater than 25 days for Medicare patients. CMS estimates that there are approximately 400 LTAC hospitals in the United States and that Medicare reimbursement to LTAC hospitals will be approximately $4.8 billion in the year beginning October 1, 2009. There are two general business models for operating LTAC hospitals- “hospital within a hospital”

(“HIH”) facilities and freestanding facilities. The HIH model refers to facilities that lease space from a general acute care, or host, hospital but are independently licensed and operated, while freestanding LTAC facilities are not located in or on the campus of a general acute care hospital. In general, HIH facilities are much less expensive to develop than freestanding facilities, but they are typically smaller and subject to increased regulatory scrutiny by CMS to ensure their independence from their host hospitals.

Recent Regulatory Developments

2010 Healthcare Reform Law

On March 23, 2010, the President signed into law the “Patient Protection and Affordable Care Act” (“2010 Reform Act”). This act makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which makes certain amendments to the law signed by the President on March 23, 2010.

The 2010 Reform Act, together with the Health Care and Education Affordability Reconciliation Act of 2010, also made changes to the Medicare program relevant to the LTAC industry, including the following key provisions, among other things:

•

a two-year extension of the LTAC provisions originally included in the Medicare, Medicaid and SCHIP Extension Act of 2007, which is discussed further under the Regulatory Changes section contained herein,

•	the implementation of quality reporting requirements for LTAC hospitals beginning in rate year 2014,

•	reductions in the annual market basket rate increases of 0.25% for rate year 2010, and ranging from 0.1% to 0.75% for rate years beginning 2011 through 2019,

•	additional reductions in the annual market basket rate increases as the result of productivity adjustments beginning in 2012, which are expected to approximate 1% annually, and

•	the development of a new hospital wage index system to replace the current system of calculating the hospital wage index based on cost report data.

In addition, the 2010 Reform Act creates an “Independent Payment Advisory Board” to develop and submit proposals to the President and Congress designed to reduce Medicare spending, and provides for pilot programs to explore a bundled payment system for an episode of care that includes an inpatient stay in a hospital and post-acute care provided within 30 days after discharge.

The 2009 Final Rule

On July 31, 2009, CMS issued its final annual payment update for LTAC hospitals for the 2010 rate year, which became effective for all discharges on or after October 1, 2009 (the “2009 Final Rule”). The 2009 Final Rule included a net increase in the standard federal rate of $783 to $39,897, or 2.0%, which was based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The 2009 Final Rule also included a decrease in the high-cost outlier fixed-loss amount to $18,425 from $22,960. Additionally, the 2009 Final Rule included updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LT-DRGs”), which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS estimated that the changes for the 2010 rate year, taken as a whole, will result in an increase of 3.3% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this rule depending upon their Medicare patient population and changes to their specific standard federal rate due to geographical location.

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updates the rate year 2010 LTAC- Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which is based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

2009 Interim Final Rule

On June 3, 2009, CMS published an interim final rule whereby CMS adopted a new table of MS-LT-DRGs relative weights for all discharges from LTAC hospitals on or after June 3, 2009 through the remainder of fiscal year 2009, which ended on September 30, 2009 (the “2009 Interim Final Rule”). CMS indicated in the interim final rule that it misapplied its established methodology in the calculation of the budget neutrality factor in determining the relative weights for the 2009 fiscal year. Accordingly, CMS revised the MS-LT-DRG relative weights with this interim final rule to correct the misapplication. The initial budget neutrality factor used by CMS was 1.04186, which CMS states was calculated using unadjusted recalibrated relative weights rather than using the normalized relative weights. The revised calculation resulted in a budget neutrality factor of 1.0030401. The application of this revised budget neutrality factor resulted in a reduction in the relative weights of approximately 3.9% for the 2009 fiscal year (beginning October 1, 2008). There are certain regulatory restrictions that prevent a retroactive correction of this calculation adjustment; therefore, CMS only applied the corrected weights to LTAC hospital discharges occurring on or after June 3, 2009 through September 30, 2009.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, legislation known as the American Recovery and Reinvestment Act of 2009 (“2009 Act”) was signed into law. This legislation included certain amendments to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) (discussed below), including the application of the moratorium granted to LTAC hospitals regarding the “25 Percent Rule” as it applies to certain “grandfathered” LTAC satellite hospitals. Prior to the 2009 Act amendment, CMS’s interpretation of the moratorium provisions was such that grandfathered “satellites” were excluded from the moratorium; however, the 2009 Act clarified that the provisions of the moratorium are applicable to “grandfathered” LTAC satellite hospitals.

The 2008 Final Rule

On May 2, 2008, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals that became effective for all discharges on or after July 1, 2008 (the “2008 Final Rule”). The 2008 Final Rule included, among other things, (1) an increase in the standard federal rate to $39,114, which represented a 2.7% increase, and (2) an increase in the high-cost outlier threshold of $2,222 to $22,960. Additionally, CMS changed the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which resulted in the 2009 rate year rates being in effect for 15 months beginning July 1, 2008. CMS estimated that the changes for the 2009 rate year, taken as a whole, would result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, were expected to see varying effects of this rule depending on their Medicare patient population and changes to their specific standard federal rate due to geographic location.

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of MS-LT-DRGs that became effective for discharges on or after October 1, 2008. CMS indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments would be unaffected by these changes. However, individual hospitals were expected to see varying effects of this rule depending upon the acuity levels of their Medicare patient populations. As discussed previously, CMS issued the 2009 Interim Final Rule, which modified the MS-LT-DRG re-weighting contained in the July 31, 2008 regulations.

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

Expertise in treating patients with the highest acuity levels. We believe we have developed an expertise and a reputation for excellence in providing treatment for patients with the most severe and complex acute care needs. Generally, the treatment of patients with more complex diagnoses also generates higher reimbursement rates and higher margins for the treatment provider. Additionally, we believe that these strengths better position us to take advantage of the potential changes in regulations that are presently contemplated by CMS.

Equity investment by experienced private equity firm. We are controlled by investment funds associated with The Carlyle Group, which have invested approximately $176.7 million of equity into our company. The Carlyle Group is a leading, global private equity firm with approximately $88.6 billion under management and with extensive experience investing in a collection of portfolio companies across various sectors of the healthcare industry including services, payors, medical devices and products and pharmaceuticals. The Carlyle Healthcare Group includes 18 investment professionals worldwide with experience investing in highly regulated healthcare businesses at stages of development from early-stage venture investments to leveraged acquisitions.

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

Enhancement of operating efficiency and effectiveness. We are continually seeking to improve the cost effectiveness of our hospital and corporate operating environment while assuring we maintain the highest quality of patient care and establish an infrastructure that will be capable of executing our strategic plans. The initiatives we focus on are:

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

We have an on-going program whereby our hospitals are reviewed annually by internal quality auditors for compliance with standards of The Joint Commission, a non-profit organization that evaluates and accredits healthcare organizations in the United States. The purposes of this internal review process are to (i) ensure ongoing compliance with industry recognized standards for our hospitals, (ii) assist management in analyzing each hospital’s operations and (iii) provide consulting and educational opportunities for each hospital to identify opportunities to improve patient care.

Facilities

As of December 31, 2009, we had eight HIH facilities and 11 freestanding facilities. We own two freestanding LTAC hospitals and lease the remaining LTAC hospitals. We generally seek ten to 15-year leases for our LTAC hospitals, with one or more five-year renewal options.

The following table lists our hospital facilities as of December 31, 2009:

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Boise Intensive Care Hospital, Inc	Boise, Idaho	Freestanding	60	Leased
Colorado Acute Specialty Care Hospital	Denver, Colorado	Freestanding	63	Leased
LCH—Linwood Ave	Shreveport, Louisiana	Freestanding	65	Leased
LCH—Pierremont	Shreveport, Louisiana	HIH	30	Leased
LCH—Willis-Knighton	Shreveport, Louisiana	HIH	24	Leased
LCH of Chester County	West Chester, Pennsylvania	HIH	39	Leased
LCH of Dayton	Miamisburg, Ohio	HIH	44	Leased
LCH of Wisconsin	Pewaukee, Wisconsin	Freestanding	62	Leased
LCH of North Carolina	Rocky Mount, North Carolina	HIH	50	Leased
LCH of North Texas—Dallas	Dallas, Texas	Freestanding	64	Leased
LCH of North Texas—Fort Worth	Fort Worth, Texas	Freestanding	80	Owned
LCH of North Texas—Plano	Plano, Texas	Freestanding	66	Leased
LCH of Pittsburgh	Pittsburgh, Pennsylvania	Freestanding	155	Owned
LCH of Pittsburgh—North	Pittsburgh, Pennsylvania	HIH	41	Leased
LCH of San Antonio	San Antonio, Texas	Freestanding	62	Leased
LCH of South Texas—North	McAllen, Texas	Freestanding	32	Leased
LCH of South Texas—McAllen	McAllen, Texas	Freestanding	62	Leased
Tahoe Pacific Hospital—Meadows	Reno, Nevada	HIH	39	Leased
Tahoe Pacific Hospital—West	Reno, Nevada	HIH	21	Leased

Total Facilities 19			1,059

We lease our non-hospital facilities, including our corporate headquarters, which is located in Plano, Texas, and several other spaces related to administrative and operational support functions. We believe that our existing facilities are suitable to conduct our operations.

Employees

As of December 31, 2009, we employed approximately 3,100 people throughout the United States in the locations noted above.

Professional Staff

Each of our hospitals is staffed with a transdisciplinary team of healthcare professionals. A professional nursing staff trained to care for long-term acute patients is on duty 24 hours each day in our hospitals. Other professional staff include respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists and case managers.

Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the patients, and provides for 24 hour physician coverage for patients through direct on-site physicians or through on-call contractual arrangements with individual physicians or physician groups. Each patient is visited at least once a day by a physician. Our credentialed physicians typically practice in specialties such as critical care, internal medicine, pulmonary medicine, cardiology, hematology, nephrology, infectious diseases, oncology, endocrinology, psychiatry, surgery and wound care.

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

As a result of our hospital’s state licensures and certifications under the Medicare and various Medicaid programs, we are subject to regular reviews, surveys, audits and investigations conducted by, or on the behalf of, the federal and state agencies, including CMS, that are responsible for the oversight of these programs. These agency’s reviews may include reviews or surveys of our compliance with required conditions of participation regulations. The purpose of these surveys is to ensure that healthcare providers are in compliance with governmental requirements, including requirements such as adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. These surveys may identify deficiencies with conditions of participation which require corrective actions to be made by the hospital within a given timeline. If a hospital is not successful in addressing the deficiencies and conditions in a timely manner, then CMS reserves the right to deem the hospital to be out of compliance with Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. Termination of a hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows.

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the SCHIP Extension Act, and conduct audits under CMS’s Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was required to be expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. The results of the enhanced medical necessity reviews and the RAC program audits could have an adverse effect on our business, financial position, result of operations and liquidity. To the extent these reviews result in an adverse finding, we may contest the adverse finding vigorously; however, these matters can result in significant legal expense and consume our resources.

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

Overview of U.S. and State Government Reimbursements

Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, who are persons generally age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act and is administered primarily by the Department of Health and Human Services through its Centers for Medicare & Medicaid Services. The Medicare program reimburses various types of providers, including LTAC hospitals, using different payment methodologies. We received from Medicare approximately 57.1% of our net patient service revenue in 2009.

The Medicare payment system for LTAC hospitals is currently based upon a PPS specifically designed for LTAC hospitals. LTAC hospital PPS is based upon discharged-based MS-LT-DRGs. The basic form of payment under the LTAC hospital PPS provides for three potential payment amounts: (a) a short stay outlier payment, which applies to patients whose length of stay is less than  5/6th of the geometric mean length of stay for that MS-LT-DRG; (b) a full DRG payment which applies to patients whose length of stay is greater than  5/6 th of the geometric mean length of stay and whose cost has not exceeded the amount of MS-LT-DRG reimbursement plus a fixed cost outlier threshold established each year by CMS; and (c) a high cost outlier payment that will provide a partial coverage of costs for patients whose cost of care exceeds the MS-LT-DRG reimbursement plus a fixed cost outlier threshold per discharge. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the sum of the MS-LT-DRG payment amount plus a fixed cost outlier threshold per discharge.

Reimbursement for patients whose length of stay is less than  5/6th of the geometric mean length of stay is the lesser of (1) a per diem based upon the average payment for that MS-LT-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LT-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under the short-term acute care in-patient payment system (“IPPS”) computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and per diem based upon the average payment for MS-LT-DRG under LTAC PPS. Additionally, for discharges occurring from July 1, 2007 through December 29, 2007, certain short-stay outlier cases having a length of stay less than or equal to a predetermined IPPS threshold were reimbursed based upon the lesser of (1) a per diem based upon the average payment for that MS-LT-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LT-DRG payment, or (4) an amount comparable to what would otherwise be paid under IPPS. These payment provisions, which only applied to patients with very short lengths of stay, were suspended for three years beginning with discharges on or after December 29, 2007, pursuant to the SCHIP Extension Act.

LTAC hospital PPS provides for an adjustment for differences in geographic area wages resulting from salary and benefit variations. There are additional rules for payment for patients who are transferred from a LTAC hospital to another healthcare setting and are subsequently re-admitted to the LTAC hospital. The LTAC hospital PPS payment rates also are subject to annual adjustments.

Only providers qualified as LTAC hospitals may be paid under this system. To maintain qualification under LTAC hospital PPS, the hospital’s average length of stay of Medicare patients must be more than 25 days measured annually at the end of a cost report period, among other things.

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

LTAC Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for less than 1% of our net patient service revenue for the year ended December 31, 2009.

Regulatory Changes

2010 Healthcare Reform Law

On March 23, 2010, the President signed into law the 2010 Reform Act. This act makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which makes certain amendments to the law signed by the President on March 23, 2010.

The 2010 Reform Act , together with the Health Care and Education Affordability Reconciliation Act of 2010, also made changes to the Medicare program relevant to the LTAC industry, including the following key provisions, among other things:

•	a two-year extension of the LTAC provisions originally included in the Medicare, Medicaid and SCHIP Extension Act of 2007, which is discussed below,

•	the implementation of quality reporting requirements for LTAC hospitals beginning in rate year 2014,

•	reductions in the annual market basket rate increases of 0.25% for rate year 2010, and ranging from 0.1% to 0.75% for rate years beginning 2011 through 2019,

•	additional reductions in the annual market basket rate increases as the result of productivity adjustments beginning in 2012, which are expected to approximate 1% annually, and

•	the development of a new hospital wage index system to replace the current system of calculating the hospital wage index based on cost report data.

In addition, the 2010 Reform Act creates an “Independent Payment Advisory Board” to develop and submit proposals to the President and Congress designed to reduce Medicare spending, and provides for pilot programs to explore a bundled payment system for an episode of care that includes an inpatient stay in a hospital and post-acute care provided within 30 days after discharge.

The 2009 Final Rule

On July 31, 2009, CMS issued its final annual payment update for LTAC hospitals for the 2010 rate year, which became effective for all discharges on or after October 1, 2009 (the “2009 Final Rule”). The 2009 Final Rule included a net increase in the standard federal rate of $783 to $39,897, or 2.0%, which was based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The 2009 Final Rule also included a decrease in the high-cost outlier fixed-loss amount to $18,425 from $22,960. Additionally, the 2009 Final Rule included updates to the weighting of MS-LT-DRGs, which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS estimated that the changes for the 2010 rate year, taken as a whole, will result in an increase of 3.3% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this rule depending upon their Medicare patient population and changes to their specific standard federal rate due to geographical location.

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updates the rate year 2010 LTAC- Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which is based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

2009 Interim Final Rule

On June 3, 2009, CMS published an interim final rule whereby CMS adopted a new table of MS-LT-DRGs relative weights for all discharges from LTAC hospitals on or after June 3, 2009 through the remainder of fiscal year 2009, which ends on September 30, 2009 (the “2009 Interim Final Rule”). CMS indicated in the interim final rule that it misapplied its established methodology in the calculation of the budget neutrality factor in determining the relative weights for the 2009 fiscal year. Accordingly, CMS revised the MS-LT-DRG relative weights with this interim final rule to correct the misapplication. The initial budget neutrality factor used by CMS was 1.04186, which CMS states was calculated using unadjusted recalibrated relative weights rather than using the normalized relative weights. The revised calculation resulted in a budget neutrality factor of 1.0030401. The application of this revised budget neutrality factor resulted in a reduction in the relative weights of approximately 3.9% for the 2009 fiscal year (beginning October 1, 2008). There are certain regulatory restrictions that prevent a retroactive correction of this calculation adjustment; therefore, CMS only applied the corrected weights to LTAC hospital discharges occurring on or after June 3, 2009 through September 30, 2009.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, legislation known as the American Recovery and Reinvestment Act of 2009 (“2009 Act”) was signed into law. This legislation included certain amendments to the Medicare, Medicaid and SCHIP Extension Act of 2007 (discussed below), including the application of the moratorium granted to LTAC hospitals regarding the “25 Percent Rule” as it applies to certain “grandfathered” LTAC satellite hospitals. Prior to the 2009 Act amendment, CMS’s interpretation of the moratorium provisions was such that grandfathered “satellites” were excluded from the moratorium; however, the 2009 Act clarified that the provisions of the moratorium are applicable to “grandfathered” LTAC satellite hospitals.

CMS Changes to DRG Weighting for Fiscal 2009

On July 31, 2008, CMS issued its final regulations regarding the re-weighting of MS-LT-DRGs that became effective for discharges on or after October 1, 2008. CMS indicated that these changes were made in a budget-neutral manner and that aggregate LTAC hospital payments would be unaffected by these changes. It is likely, however, that individual hospitals saw varying effects of this rule depending upon the acuity levels of their Medicare patient populations. As discussed previously, CMS issued the 2009 Interim Final Rule, which modified the MS-LT-DRG re-weighting contained in the July 31, 2008 regulations.

The 2008 Final Rule

On May 2, 2008, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals that became effective for all discharges on or after July 1, 2008 (the “2008 Final Rule”). The 2008 Final Rule included, among other things, (1) an increase in the standard federal rate to $39,114, which represented a 2.7% increase, and (2) an increase in the high-cost outlier threshold of $2,222 to $22,960. Additionally, CMS changed the timetable for annual updates to a fiscal year schedule starting on October 1 instead of July 1, which will result in the 2009 rate year rates being in effect for 15 months beginning July 1, 2008. CMS estimated that the changes for the 2009 rate year, taken as a whole, would result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, were expected to see varying effects of this rule depending on their Medicare patient population and changes to their specific standard federal rate due to geographic location.

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

Additionally, the SCHIP Extension Act expanded the definition of a LTAC hospital. Historically, for a hospital to be certified as a LTAC hospital, the primary requirement was that the average length of stay for Medicare patients, measured annually at the end of a cost report period, be in excess of 25 days. The SCHIP Extension Act modified this definition to require, among other items, that the LTAC hospital have a patient review process that screens patients prior to admission for appropriateness of admission, validates within 48 hours of admission that patients meet admission criteria, regularly evaluates patients during their stay and assesses available discharge options when patients fail to continue to meet stay criteria.

We believe that the additional certification criteria has not impacted the certification status of our LTAC hospitals.

CMS Changes to DRG Weighting for Fiscal 2008

On August 1, 2007, CMS issued final inpatient prospective payment system regulations for fiscal year 2008. These regulations established a new Medicare severity-based patient classification system for fiscal year 2008 for LTAC hospitals. The MS-LT-DRG system created additional severity-adjusted categories for most diagnoses, resulting in an expansion of the number of Diagnosis Related Groups (“DRGs”) from 538 to 745. CMS stated that MS-LT-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LT-DRG payment weights. CMS provided for a two year phase-in period to mitigate the transition in payments for short-term acute and LTAC PPS providers. In fiscal 2008, provider reimbursements were based 50% on new MS-LT-DRGs and 50% on existing DRGs. For fiscal 2009, 100% of provider reimbursements were based on new MS-LT-DRGs.

CMS also stated that future annual updates to the DRG classifications and relative weights were to be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC hospital PPS payments would be unaffected by the annual recalibration of DRG payment weights.

The 2007 Final Rule

On May 1, 2007, CMS issued its annual regulatory update regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that was effective for all discharges on or after July 1, 2007. This rule was amended on June 29, 2007, by revising the high cost outlier threshold. CMS estimated that the impact of the 2007 Final Rule was an overall net decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. The 2007 Final Rule included, among other things, (1) an increase to the standard federal payment rate of 0.71% (subsequently eliminated effective April 1, 2008, as provided for in the SCHIP Extension Act as previously discussed); (2) revisions to payment methodologies impacting short-stay outliers, which reduced payments by 0.9% (also subsequently modified by the SCHIP Extension Act via a three-year moratorium on this new provision); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payment of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,738, resulting in projected reimbursement reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase in, which CMS projected would not result in payment reductions for the first year of implementation (also subsequently modified by the SCHIP Extension Act via a three-year moratorium on this provision).

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

Prior Regulatory Changes

On August 1, 2006, CMS issued changes to the Medicare hospital payment system, including changes to the relative weights and lengths of stay for the diagnosis related groups treated by LTAC hospitals. This final rule was effective for Medicare discharges on or after October 1, 2006. CMS estimated these changes were to result in reducing payments to LTAC hospitals by 1.3% based on the current reimbursement regulations that were previously in place. The final regulations also included (1) changes in the regulations applicable to grandfathered hospitals-within-hospitals and grandfathered satellite facilities, and (2) changes in the methodology for determining cost-to-charge ratios for LTAC hospitals and the reconciliation of high-cost and short-stay outlier payments under the Medicare payment system for such hospitals.

On May 2, 2006, CMS issued changes in regulations for the 2007 fiscal year starting on July 1, 2006 regarding the PPS for LTAC hospitals. These rules included, among other things, the annual Medicare updates along with changes in the reimbursement methodology for short-stay outliers and an increase in the high-cost outlier fixed loss threshold. Additionally, this rule eliminated the annual market basket adjustment and extended until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. CMS estimated that, exclusive of the freeze of the federal rate for fiscal 2007, these changes would have resulted in a decrease in Medicare reimbursement of 3.7% per discharge for LTAC hospital providers.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding the impact of these regulatory changes on our operations.

LTAC Hospital Facility Admission Regulations

Effective for cost reporting years beginning on or after October 1, 2004, LTAC hospitals operated as HIH facilities and freestanding LTAC hospitals located within 250 yards of an acute care hospital, became subject to new regulations that reduced reimbursement for certain admissions. Subject to certain exemptions under the regulations, the facilities subject to these rules receive lower rates of reimbursement for those Medicare patients admitted from their host hospitals in excess of a specified percentage of the HIH’s total admitted patients. For new HIH facilities, the Medicare admissions threshold was established at 25%. For HIH facilities that met specified criteria and were in existence as of October 1, 2004, the Medicare admissions threshold was being phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004. The regulations provide exceptions to the Medicare admissions threshold for (i) patients who have reached “outlier” status at the referring short-term acute care hospitals, (ii) HIH facilities located in MSA-dominant hospitals, and (iii) HIH facilities located in rural areas.

As discussed previously under the caption “2007 Final Rule,” CMS expanded the so-called “25 Percent Rule” to include all LTAC hospitals. The subsequent SCHIP Extension Act, however, placed a three-year moratorium on the application of this new provision to free-standing hospitals and made certain other modifications to the rules discussed previously that were effective for cost reporting periods beginning on or after October 1, 2004. In addition, the SCHIP Extension Act provided for a three-year period during which (1) LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. As noted previously, the American Recovery and Reinvestment Act of 2009 clarified certain provisions contained in the SCHIP Extension Act regarding the application of the moratorium to certain “grandfathered” satellite locations.

As of December 31, 2009, only three of our HIH facilities were subject to admission limitations at the 25% level. One of these facilities opened after the October 1, 2004 implementation date and has been in compliance with this requirement since opening. Two of these facilities have phased in to the 25% level for non-colocated referrals. As a result of the phase-in of the admission limitations and certain grandfathering and SCHIP Extension Act provisions, all of our other HIH facilities have limitations ranging from 50% to 100%. These admission limitation rules have not had a significant effect on our 2009, 2008 or 2007 financial results.

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

Privacy and Security Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties. Recently, the 2009 Act strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under the 2009 Act, the Department of Health and Human Services (“DHHS”) is required to conduct periodic compliance audits of covered entities and their business associates (entities that handle identifiable health information on behalf of covered entities). In addition, the 2009 Act authorized State Attorney Generals to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The 2009 Act required DHHS to issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website posting. This reporting obligation became effective September 23, 2009 and is applied broadly to breaches involving unsecured protected health information.

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

In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The compliance date for this rule has been postponed until June 1, 2010.

Our Compliance Program

We voluntarily adopted a Code of Conduct, which serves as the basis for our company-wide compliance program. Our written Code of Conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by our Chief Compliance Officer, who works with each facility compliance officer and our corporate HIPAA Privacy Officer. We have also established a reporting system, auditing and monitoring programs and a disciplinary system as a means for enforcing the Code of Conduct’s policies.

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

Our Compliance Committee is made up of members of our senior executives and staff. The Compliance Committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, any significant compliance initiatives are presented to the board of directors. Finally, our Chief Compliance Officer reports quarterly to our board of directors to review the activities, reports and operation of our compliance program.

In order to facilitate our employees’ ability to report known, suspected or potential violations of our Code of Conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished by communication to our toll-free, third-party compliance hotline provider or directly to the hotline provider by mail. In addition, compliance-related issues are presented and reviewed by our Chief Compliance Officer with the assistance of outside counsel as deemed necessary by the Chief Compliance Officer. The Chief Compliance Officer and his staff are responsible for reviewing and investigating compliance incidents in accordance with the compliance department’s Policy on Reporting of Potential Issues or Areas of Noncompliance, and presenting the findings to our Chief Executive Officer, the Compliance Committee, or an executive or administrative officer as necessary. All significant issues are reported to our board of directors.

We train and educate our employees regarding the Code of Conduct, as well as the legal and regulatory requirements relevant to the employees’ work environment. New and current employees are annually required to sign a form certifying that the employee has read, understood, and agreed to abide by the Code of Conduct.

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

We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. On October 14, 2009, the OIG notified us that it had accepted the final report, and that the CCA was no longer in effect.

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

Our website, www.lifecare-hospitals.com, contains additional information about our company, and our Code of Conduct. Information made available on our website is not a part of this document.

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

During 2009, 2008 and 2007, we derived 57.1%, 61.2% and 64.6%, respectively, of our net patient service revenue from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems have been proposed or may be proposed and could be adopted, either in Congress or by CMS. Because these kinds of changes may be adopted at any time, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, any increases in Medicare reimbursement rates established by CMS may not fully reflect increases in our operating costs. Other changes in regulations relating to how we conduct our operations could also result in increased expenses or reduced net revenues. See “Business—Government Regulations.”

We cannot predict the effect that healthcare reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

On March 23, 2010, the President signed into law the “Patient Protection and Affordable Care Act,” which contains reforms to the insurance markets and makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which makes certain amendments to the law signed by the President on March 23, 2010.

Most of the provisions of this healthcare legislation do not go into effect immediately and may be delayed for several years, during which time the bill will be subject to further adjustments through future legislation or even constitutional challenges. These legislative acts, however, will make significant changes to the U.S. healthcare system by requiring most individuals to have health insurance coverage, and would mandate material changes to the delivery of healthcare services and the reimbursement paid for such services in order to generate savings in the Medicare program. A primary focus of health care reform is to ultimately reduce costs, which could include material reductions in reimbursement paid to us and other healthcare providers. Healthcare reform could increase our operating costs and have a negative impact on third-party payors and insurance companies. Additionally, there are numerous other changes contained in the bill that relate to Medicare Advantage payments, bundling of acute and post-acute care, readmissions and value-based purchasing, among other items. Several states are also considering separate healthcare reform measures.

Due to the uncertainty of the resulting regulatory changes that will be needed to implement these reforms, we cannot predict the effects these reforms may have on our business; however, they may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to maintain compliance with covenants contained in our senior secured credit facility.

We are significantly leveraged, and our senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenant tests will become more restrictive over time. We cannot guarantee that we will be able to continue to satisfy these covenant requirements in the future. The loss of our New Orleans operations during 2005 and the regulatory changes enacted by CMS have resulted in operating profits that are significantly less than our operating profits at the time we undertook the increased indebtedness. Accordingly, the margins by which we adhere to the financial ratios required by our senior secured credit facility (“Credit Facility”) have been consistently small.

On May 2, 2007, we entered into Amendment No. 1 to the Credit Facility (“Amendment No. 1”). Amendment No. 1 modified certain financial covenants effective March 31, 2007 and increased the spread on the variable interest rate. As of September 30, 2007, we were not in compliance with the financial covenant requirements as set forth in the credit agreement for the Credit Facility. However, this event of non-compliance was cured on November 14, 2007 through the exercise of a cure right as provided for in the credit agreement. On December 6, 2007, we entered into Amendment No. 2 to our Credit Facility, which modified certain financial covenants starting with the rolling 12-month period ending December 31, 2007, provided two additional cure rights and increased the spread on the variable interest rate.

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

In addition, the debt instruments impose certain operating and financial restrictions on us and limit management’s discretion in operating our businesses. For example, restrictions in our senior secured credit facility require us to comply with or maintain a minimum interest coverage ratio and maximum leverage ratio and limit or prohibit our ability to, among other things:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale and leaseback transactions;

•	make capital expenditures;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter terms of our indebtedness including the notes;

•	enter into agreements limiting subsidiary distributions;

•	sell assets;

•	transact business with affiliates; and

•	alter the business that we conduct.

The condition of the financial markets, including volatility and deterioration in the capital and credit markets, could have a material adverse effect on the availability and terms of our financing sources.

Due to the recent turmoil within the financial markets nationally and globally, there is no assurance that the availability of future borrowings under the revolving credit facility will not be impacted by the ongoing volatility and disruptions in the financial credit markets. Availability of borrowings under a revolving credit facility is one of our primary sources of liquidity. Additionally, acquiring and developing facilities may involve significant cash expenditures and debt incurrence. We may fail to obtain financing for acquisitions at a reasonable cost, and any such financing might contain restrictive covenants that limit our operating flexibility. Our revolving credit facility will mature on August 11, 2011, our senior secured credit facility will mature on August 11, 2012 and our senior subordinated notes will mature on August 11, 2013. We cannot assure that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access our revolving credit facility or to refinance our indebtedness as it matures. In addition, tighter credit standards may adversely affect our ability to refinance our indebtedness at maturity. Our inability to access our revolving credit facility or refinance indebtedness would have a material adverse effect on our business, financial position, results of operations and liquidity.

We pay interest at floating rates on borrowings under our senior secured credit facility. Higher interest rates could have a material adverse effect on our business, financial position, results of operations and liquidity. In addition, current market conditions and our level of leverage make it likely that we would not be able to refinance our senior secured credit facility without incurring higher interest rates.

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

In July 2003, we made a voluntary disclosure to the OIG concerning expenses that had been included on cost reports submitted to Medicare for fiscal years 1997 through 2001. In addition, in March 2005, we made a supplementary voluntary disclosure to the OIG that we had inadvertently employed three individuals who furnished patient care services for us while they were excluded from participation in the Medicare program. On June 12, 2006, we entered into a CCA with the OIG that settled these matters. The amount paid in connection with this settlement was approximately $2.6 million, which was funded out of a specific escrow account established as part of the Transactions that occurred on August 11, 2005. It required, among other things, that we (1) continue to maintain our corporate compliance program, (2) submit an annual report to the OIG regarding certain specified items, including our ongoing corporate compliance audit findings in areas such as cost reporting, physician contracting and charge master reviews, and (3) report the occurrence of certain other events. See “Business—Government Regulations” and “Business—Legal and Administrative Proceedings.” We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. On October 14, 2009, the OIG notified LifeCare that it had accepted the final report, and that the CCA was no longer in effect.

Federal and state government agencies and private payors conduct periodic reviews, surveys, audits and investigations which could have adverse findings that may negatively impact our business.

As a result of our hospital’s state licensures and certifications under the Medicare and various Medicaid programs, we are subject to regular reviews, surveys, audits and investigations conducted by, or on the behalf of, the federal and state agencies, including CMS, that are responsible for the oversight of these programs. These agency’s reviews may include reviews or surveys of our compliance with required conditions of participation regulations. The purpose of these surveys is to ensure that healthcare providers are in compliance with governmental requirements, including requirements such as adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. These surveys may identify deficiencies with conditions of participation which require corrective actions to be made by the hospital within a given timeline. If a hospital is not successful in addressing the deficiencies and conditions in a timely manner, then CMS reserves the right to deem the hospital to be out of compliance with Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. Termination of a hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows.

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the SCHIP Extension Act, and conduct audits under CMS’s Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was required to be expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. Many private payors also reserve the right to conduct audits of billed claims for their covered participants.

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

Future cost containment initiatives undertaken by private third-party payors or further consolidation of managed care organizations and other third party payors may limit our future net revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs or further consolidation of these organizations may affect the profitability of our hospitals. Further consolidations of these companies will increase their ability to cut cost and influence how healthcare services are provided. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

Eight of our LTAC hospitals operate as HIH facilities and as a result are subject to additional Medicare criteria that require certain indications of separateness from their host hospitals. If any of our HIH facilities fail to meet the separateness requirements, they will be reimbursed at the lower general acute care hospital rate, which would likely adversely affect our results of operations. See “Business—Government Regulations—Overview of U.S. and State Government Reimbursements.”

If one of our “satellite” facilities that shares a Medicare provider number with our applicable “main” facility fails to qualify for provider-based status, then our results of operations may be adversely affected.

Medicare regulations on provider-based status require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently. It is advantageous for certain “satellite” facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed at the higher rate for LTAC hospitals under Medicare. If CMS determines that facilities claiming to be provider-based and being reimbursed accordingly do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based on that claimed status. We have several situations in which multiple facilities share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could adversely affect our results of operations.

Our business development plan may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy and pursuant to our business development plan, we may on our own or through a joint venture, selectively acquire and develop, as permitted by current regulations, LTAC hospitals or other specialized hospitals. Acquiring and developing facilities may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquiring and developing facilities also involves numerous risks, including:

•	the difficulty and expense of integrating new facilities into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or professional relationships of acquired facilities;

•	project delays and cost overruns associated with new hospital development;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations; and

•	competition for suitable acquisition candidates, which may raise the cost of acquisition.

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

Our operations are heavily concentrated in Texas and Pennsylvania, which makes us sensitive to economic, regulatory, environmental and other developments in Texas and Pennsylvania.

For the twelve months ended December 31, 2009, 39.8% and 16.7% of our revenues were generated in Texas and Pennsylvania, respectively. Such a concentration increases the risk that, should any adverse economic, regulatory, environmental or other developments occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

Our business operations could be materially affected if we incur adverse changes in individual markets in which we have significant operations.

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

Legal action or other claims arising from Hurricane Katrina could result in significant losses.

Refer to Item 3, “Legal Proceedings” regarding discussion of Katrina related matters.

Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant defense costs. We maintain professional malpractice liability insurance and general liability insurance coverage. In order to obtain malpractice insurance at a reasonable cost, we are required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to determine the value of the losses that may occur within this self-insured retention level. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice insurance will be available at a reasonable price or at all or that we will not have to further increase our levels of self-insurance. In addition, plaintiffs’ attorneys are increasingly seeking significant punitive damages. Our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Business—Government Regulations—Other Healthcare Regulations.”

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, or the inability of our independent auditor to issue a report attesting to management’s assessment of our internal controls over financial reporting, if required, could have a material adverse effect on our financial position, results of operations and liquidity.

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

We are dependent on the proper functioning and availability of our information systems. Although we have taken steps to protect the security and safety of our information systems, there can be no assurance that those measures will prevent damage or interruption to our systems and operations and we may incur losses associated with improper functioning or security breaches of our information systems. In addition, the 2009 Act sets a goal for the utilization of a certified electronic health record for each person in the United States by 2014. It establishes two federal advisory committees on health information technology through which the government will work with the private sector and consumer groups to develop the specifics of a nationwide health information network. Beginning in 2011, Medicare and Medicaid will provide certain financial incentives to eligible hospitals for “meaningful” use of health information technology. However, beginning in 2015, eligible hospitals not using certified products in a meaningful way will be subject to penalties. Currently, LTAC hospitals are not considered “eligible” hospitals for purposes of qualifying for incentives or being subject to penalties under the 2009 Act. Nevertheless, we may incur substantial costs to maintain information systems that continue to conform to regulatory standards.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2009, we leased eight HIH facilities, owned two and leased nine freestanding hospitals, and leased our corporate headquarters.

We generally seek ten to fifteen-year leases for our LTAC hospitals, with one or more additional five-year renewal options.

Our corporate headquarters is located in a 52,000 square foot building in Plano, Texas.

ITEM 3.	Legal Proceedings

We are a party to several legal actions that arose in the ordinary course of business. The majority of these actions are related to malpractice claims that are covered under various insurance policies; however, there may be some actions which are not insured. We are unable to predict the ultimate outcome of pending litigation and government investigations, nor can there be any guarantee that the resolution of any litigation or investigation, either individually or in the aggregate, would not have a material adverse effect on our financial position, results of operations or liquidity. However, in our opinion, the outcome of these actions will not have a material adverse effect on the financial position, results of operations or liquidity of our company.

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. We are currently defending ourselves against certain Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million to be paid by us, payable in three equal installments, due July 1, 2009, March 31, 2010, and March 31, 2011.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LifeCare Holdings, Inc. (the “Company”) is wholly-owned by LCI Holdco, LLC (“Holdco”), which is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”), which is a wholly-owned subsidiary of LCI Holding Company, Inc., (“Holdings”), all of which are privately owned. There is no public trading market for our equity securities or for those of Holdco, Intermediate Holdco, or Holdings. As of March 15, 2010, there were seven holders of Holdings’ common stock.

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

	Predecessor	Successor
	Period from January 1 through August 10,	Period from August 11 through December 31,	Year Ended December 31,
(in thousands)	2005	2005	2006	2007	2008	2009
Statement of Operations Data:

Net patient service revenue	$221,802	$124,468	$325,882	$322,215	$351,971	$360,311

Salaries, wages and benefits	93,853	56,471	145,340	156,125	165,975	168,538
Stock compensation associated with merger	54,530	—	—	—	—	—
Supplies	20,020	12,390	32,144	33,460	35,522	34,422
Rent	11,192	6,594	18,080	21,644	25,579	25,531
Other operating expenses	51,756	27,624	77,206	80,257	80,787	84,977
Provision for doubtful accounts	3,644	5,590	7,673	4,740	5,234	5,795
Depreciation and amortization	3,533	5,938	11,856	11,254	11,595	10,712
Goodwill impairment charge	—	68,000	43,600	38,834	18,600	—
Identifiable intangible and long-lived asset impairment charges	—	6,206	—	—	—	—
Business interruption insurance proceeds	—	(7,000)	(5,333)	—	—	—
Gain on early extinguishment of debt	—	—	(1,329)	—	(9,526)	(5,184)
Loss on disposal of assets	—	—	945	—	92	126
Interest expense, net	1,601	13,799	32,819	35,911	37,783	31,238

Total expenses	240,129	195,612	363,001	382,225	371,641	356,155

Operating income (loss)	(18,327)	(71,144)	(37,119)	(60,010)	(19,670)	4,156
Equity in loss of joint venture	—	—	—	(695)	—	(408)

Income (loss) before income taxes	(18,327)	(71,144)	(37,119)	(60,705)	(19,670)	3,748
Provision for (benefit from) income taxes	(5,462)	(1,308)	3,707	77	1,400	786

Net income (loss)	$(12,865)	$(69,836)	$(40,826)	$(60,782)	$(21,070)	$2,962

Balance Sheet Data (end of period):
Cash and cash equivalents		$19,843	$33,250	$17,816	$25,262	$46,681
Working capital		82,529	64,027	48,166	37,886	59,920
Total assets		544,114	536,418	481,756	462,830	479,646
Total debt		414,494	399,450	396,263	387,244	398,462
Stockholder’s equity (deficit)		66,092	50,498	233	(20,549)	(17,279)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$20,387	$17,213	$49,673	$(9,851)	$12,295	$13,720
Investing activities	(2,915)	(519,582)	(27,447)	(16,376)	(9,284)	(7,218)
Financing activities	(14,360)	522,212	(8,819)	10,793	4,435	14,917
Capital expenditures	8,441	1,483	28,235	47,480	13,106	5,812
Ratio of earnings to fixed charges (1)	N/A	N/A	N/A	N/A	N/A	1:1.1

		Successor
	Successor and Predecessor Combined	Year Ended December 31,
	2005	2006	2007	2008	2009
Other Operating Data:
Number of HIH hospitals (end of period)	12	12	9	9	8
Number of freestanding hospitals (end of period)	6	8	10	11	11

Number of total hospitals (end of period)	18	20	19	20	19
Licensed beds (end of period)	893	926	1,009	1,079	1,059
Average licensed beds	969	889	961	1,062	1,072
Admissions	9,182	8,318	7,999	8,292	7,953
Patient days	242,080	226,863	229,479	234,367	225,559
Occupancy rate	68.5%	69.9%	65.4%	60.3%	57.6%
Percent net patient service revenue from Medicare	76.0%	71.6%	64.6%	61.2%	57.1%
Net patient service revenue per patient day	$1,430	$1,436	$1,404	$1,502	$1,597

(1)	In the period from January 1 through August 10, 2005, the period from August 11 through December 31, 2005 and the years ended December 31, 2006, 2007, and 2008 earnings were insufficient to cover fixed charges by $20,757, $71,144, $37,119, $60,705, and $19,670, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of LTAC hospitals in the United States. As of December 31, 2009, we operated 19 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 11 freestanding facilities (73% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,059 licensed beds and employ approximately 3,100 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

As a result of the Transactions, our assets and liabilities were adjusted to their fair value as of the consummation of the merger. The excess of the total purchase price over the fair value of our tangible assets and liabilities was allocated to goodwill and other identifiable intangible assets. Goodwill is subject to an annual impairment test, and goodwill and identifiable intangible assets are subject to more frequent tests if circumstances warrant such a test. We also significantly increased our aggregate outstanding indebtedness as a result of the Transaction. Accordingly, interest expense has been and will be higher in periods following the Transactions.

Recent Trends and Events

Hospital Openings and Closings

On September 1, 2009, we, along with a subsidiary of Select Medical Corporation (“Select”), each contributed our hospital operations, located in the Muskegon, Michigan market, and related licenses and provider numbers, along with $1.5 million in cash and net assets, into a newly formed limited liability company in exchange for each receiving a 50% ownership in the newly formed entity. The joint venture, which is currently comprised of 51 beds in two separate locations in the Muskegon market, is managed by Select. The $1.5 million cash contributions made by each party were comprised of a $0.1 million equity contribution and a $1.4 million note receivable (“Subordinated Note”). The 50% ownership we have in the joint venture is held by a newly formed subsidiary of the Company and has been designated as a Nonguarantor subsidiary pursuant to our senior secured credit facility. The Subordinated Note bears an interest rate of 10% and will mature on August 31, 2019. The joint venture may make quarterly payments with available cash flows prior to the maturity.

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

Regulatory Matters

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 57.1%, 61.2% and 64.6% of total net patient service revenue for the twelve months ended December 31, 2009, 2008, and 2007, respectively. Net patient service revenue generated from non-Medicare payors were substantially from commercial payors. The decrease in the percentage of net patient service revenue generated from the Medicare program is principally the result of our continued focus on higher-margin commercial revenue as more fully discussed in Item I. Business under the caption “Our Strategy”, and the increasing trend of traditional Medicare patients to elect Medicare coverage through various managed Medicare payors.

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

Insurance Arrangements

Under a number of our insurance programs, including employee health, general and professional liability, we self-insure a portion of our losses. In these cases, actuarial methods are used in estimating the losses, which we accrue for in the accounting period. These actuarial estimates of losses are prepared at least annually. There are many factors used in determining these actuarial estimates, including amount and timing of historical loss payments, severity of individual cases, and anticipated volume of services provided. The amounts of any ultimate actual payments for general and professional liabilities may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities, which could result in an adjustment to operating expenses in future periods.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Our accounts receivable are primarily due from the Medicare program, managed healthcare plans, commercial insurance companies and individual patients.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350-20-55, Intangibles-Goodwill and Other-Goodwill-Implementation Guidance and Illustrations, we review goodwill based upon one reporting unit, as our company is managed as one operating segment in accordance with FASB ASC Subtopic 280-10, Segment Reporting-Overall. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded.

We determined that there was no impairment for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, we recognized impairment charges of $18.6 million and $38.8 million, respectively.

Impairment of Long-Lived Assets

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for all business combinations which occur during fiscal years beginning after December 15, 2008. Our adoption of this guidance will impact us to the extent we make future acquisitions.

In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued an amendment, effective February 24, 2010, to remove the requirement for a filer to disclose a date in its financial statements. We do not anticipate the adoption of this guidance will materially impact us.

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The guidance was effective for interim and annual periods ending after September 15, 2009. All references to accounting literature herein now refer to the appropriate Codification section.

Results of Operations

A historical summary of operations for the twelve months ended December 31, 2009, 2008, and 2007 appears below (in thousands):

	2009	2008	2007
Net patient service revenue	$360,311	$351,971	$322,215

Salaries, wages, and benefits	168,538	165,975	156,125
Supplies	34,422	35,522	33,460
Rent	25,531	25,579	21,644
Other operating expenses	84,977	80,787	80,257
Provision for doubtful accounts	5,795	5,234	4,740
Depreciation and amortization	10,712	11,595	11,254
Goodwill impairment charge	—	18,600	38,834
Gain on early extinguishment of debt	(5,184)	(9,526)	—
Loss on disposal of asset	126	92	—
Interest expense, net	31,238	37,783	35,911

Total expenses	356,155	371,641	382,225

Operating income (loss)	4,156	(19,670)	(60,010)
Equity in loss of joint venture	(408)	—	(695)

Income (loss) before income taxes	3,748	(19,670)	(60,705)
Provision for income taxes	786	1,400	77

Net income (loss)	$2,962	$(21,070)	$(60,782)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
Number of hospitals within hospitals (end of period)	8	9	9
Number of freestanding hospitals (end of period)	11	11	10
Number of total hospitals (end of period)	19	20	19
Licensed beds (end of period)	1,059	1,079	1,009
Average licensed beds (1)	1,072	1,062	961
Average length of stay	28.2	27.6	26.8
Admissions	7,953	8,292	7,999
Patient days	225,559	234,367	229,479
Occupancy rate	57.6%	60.3%	65.4%
Percent net patient service revenue from Medicare	57.1%	61.2%	64.6%
Percent net patient service revenue from commercial payors and Medicaid (2)	42.9%	38.8%	35.4%
Net patient service revenue per patient day	$1,597	$1,502	$1,404

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the years presented.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues

Our net patient service revenue increased by $8.3 million, or 2.4%, for the year-ended December 31, 2009, to $360.3 million from $352.0 million for the comparable period in 2008. The increase in net patient service revenue was comprised of a $21.5 million favorable variance as the result of increased revenue per patient day offset by a $13.2 million unfavorable variance from a 3.8% decrease in patient days.

Our net patient service revenue per patient day during the years ended December 31, 2009 and 2008 was $1,597 and $1,502, respectively, or an increase of 6.3%. The increase in net patient service revenue on a per patient day basis during the 2009 period was primarily the result of a higher acuity level of the patients treated in the 2009 period, inflationary increases in our standard charge rates and in certain contracts with commercial payors, an increase in the percentage of our revenues generated from commercial payors, and the marginal increases contained in recent annual regulatory updates implemented by CMS during 2009.

Total Expenses

Total expenses decreased by $15.5 million to $356.2 million for the year-ended December 31, 2009 as compared to $371.6 million for the comparable period in 2008. Included in the expenses for the 2009 period is a gain of $5.2 million related to the early extinguishment of debt. During the year ended December 31, 2009, we repurchased $11.2 million of our outstanding senior subordinated notes for $5.8 million. This resulted in us recording a $5.2 million gain, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of this indebtedness. Included in the expenses for the 2008 period is an impairment charge of $18.6 million related to goodwill, and a gain of $9.5 million related to the early extinguishment of debt. Gain on early extinguishment of debt for the year-ended December 31, 2008 was the result of our repurchasing $16.5 million in face amount of our senior subordinated notes for an amount approximating $6.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.5 million recorded in connection with the retirement of these senior subordinated notes

Excluding the impairment charges and benefits from the gains on the early extinguishment of debt for 2009 and 2008, expenses decreased by $1.2 million from the same period in the prior year. Net interest expense decreased by $6.5 million during the 2009 period as the result of lower interest rates on our term debt and a decrease in outstanding indebtedness of our 9 1/4 % notes as the result of repurchases offset by increased borrowings against our revolving credit facility during 2009. The remaining $5.3 million increase in expenses was primarily attributable to an increase of $2.6 million in salaries, wages and benefits as the result of treating higher acuity patients and inflationary increases, and a $1.0 million charge to insurance expenses during the 2009 period as a result of an agreement with insurance carriers related to Hurricane Katrina matters.

Income Tax Expense

For the year ended December 31, 2009, we recorded income tax expense of $0.8 million which represented the estimated income tax liability for certain state income taxes based on gross margins or taxable income at the individual state level. The federal and state income tax expense for 2009 and 2008 is less than expected due to the need for a valuation allowance on deferred tax assets as of December 31, 2009 and 2008.

Net Income

For the year ended December 31, 2009, we reported net income of $3.0 million as compared to a net loss of $21.1 million for the year ended December 31, 2008. Excluding the gains on the early extinguishments of debt for 2009 and 2008 and the goodwill impairment charge for 2008, the net loss for the year ended December 31, 2009 would be $2.2 million as compared to a net loss of $12.0 million for the year ended December 31, 2008. As discussed previously, this improvement of $9.8 million was principally the result of an increase in net patient service revenue per patient day and lower net interest expense in the 2009 period.

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

At December 31, 2009, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $244.2 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit, of which $7.0 million are outstanding, and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $1.8 million with varying maturities. The full amount available under the term loan facility was used in connection with the Transactions.

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

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.00% for alternate base rate revolving loans, (2) 4.00% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At December 31, 2009, the interest rate applicable to the $244.2 million under our term loan facility was 4.54%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 4.28%.

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

Capital Expenditures

We anticipate that we will incur capital expenditures of approximately $5.3 million in 2010 based on our current plans, primarily for ongoing maintenance expenditures in our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows for the twelve months ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Operating activities	$13,720	$12,295	$(9,851)
Investing activities	(7,218)	(9,284)	(16,376)
Financing activities	14,917	4,435	10,793

For the year ended December 31, 2009, operating activities generated $13.7 million in cash. The increase in cash provided by operations as compared to 2008 is partially the result of net income in 2009 as compared to a net loss during 2008. Accounts receivable increased by $8.5 million during 2009 as compared to an increase of $5.1 million during 2008. Days of net patient service revenue in net accounts receivable at December 31, 2009 was 69.4 as compared to 67.0 at December 31, 2008. Accounts payable and accrued expenses decreased by $1.6 million in 2009 compared to an increase of $12.9 million in 2008, due in part to the timing of payments of interest expense associated with our senior secured credit facility through the rate setting process, and in part due to the timing of bi-weekly payroll funding requirements. Estimated third party payor settlements increased by $3.7 million in 2009 compared to an increase of $0.5 million in 2008.

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

Cash used in investing activities was $7.2 million during 2009. We used $5.8 million to purchase property and equipment during 2009. In addition, $1.4 million was loaned to our new joint venture in Muskegon, Michigan, as discussed previously.

Cash used in investing activities was $9.3 million during 2008. We used $13.1 million to purchase property and equipment during 2008, offset by $3.8 million in reimbursement received from Healthcare REIT, Inc. for our Boise, Idaho project.

Cash used in investing activities was $16.4 million during 2007. Approximately $11.9 million was used for equipment at our new and expanded locations along with renovation and expansion expenditures at our Denver, Colorado and Fort Worth, Texas hospitals, and ongoing capital maintenance requirements. Additionally, $16.6 million was used for our new hospital under construction in Boise, Idaho. Offsetting these amounts were net receipts of approximately $12.1 million principally attributable to the timing of construction payments and related reimbursements from Healthcare REIT, Inc. for our Milwaukee, Wisconsin and San Antonio, Texas hospitals.

Cash provided by financing activities during 2009 was $14.9 million. This included $25.0 million in borrowings under the revolving line of credit. This was offset by $8.4 million in payments of notes payable and long term debt, which included $5.8 million paid for the early retirement of $11.2 million in face value of senior subordinated notes.

Cash provided by financing activities during 2008 was $4.4 million. This included $10.0 million in borrowings under the revolving line of credit. This was offset by $9.0 million in payments of notes payable and long term debt, which included $6.5 million paid for the early retirement of $16.5 million in face value of senior subordinated notes.

Cash provided by financing activities during 2007 was $10.8 million. This was comprised of receipts pursuant to the Master Lease of $15.1 million associated with our capital expenditures on our Boise, Idaho hospital project and the receipt of a cure right of $6.0 million as discussed previously. These amounts were offset by recurring debt service requirements under our senior secured credit facility and capital leases and amendment fees paid during 2007 of $3.1 million.

At December 31, 2009 we had cash and cash equivalents of $46.7 million and working capital of $59.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Year
Contractual Obligation(1)	Total	2010	2011-2012	2013-2014	2015 and beyond
Senior secured credit facility	$244,163	$2,550	$241,613	$—	$—
9 1/ 4% senior subordinated notes	119,299	—	—	119,299	—
Revolving credit facility	35,000	—	35,000	—	—
Capital lease obligations	1,843	833	1,001	9	—

Total debt	400,305	3,383	277,614	119,308	—
Interest(2)	71,503	23,614	40,532	7,357	—
Operating leases	147,163	17,640	30,269	25,752	73,502
Other obligations	1,860	1,084	622	154	—

Total contractual obligations	$620,831	$45,721	$349,037	$152,571	$73,502

(1)

This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement.”

(2)

The interest obligations were calculated using interest rates as of December 31, 2009 of 4.54% for the senior secured credit facility, a weighted average rate of 4.28% for the revolving credit facility, and the stated interest rate of 9 1/4% for the senior subordinated notes.

Seasonality

Our business experiences seasonality as a result of variation in census levels, with historically the highest census in the first quarter of the year and the lowest census in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTAC hospital PPS payments are fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the 2009 Final Rule issued by CMS for LTAC hospitals included a 2.0% increase in the standard federal rate, while the 2008 Final Rule included an increase of 2.7% in the standard federal rate.

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

At December 31, 2009 we had $244.2 million in senior term loans outstanding, $35.0 million outstanding under our revolving credit facility, and $25.0 million of borrowing availability under our revolving credit facility, each bearing interest at variable rates. This excludes the letters of credit outstanding of $7.0 million that reduce our borrowing capacity of our revolving credit facility, as they have fixed rates and have maturity dates over the next year. Each 0.125% point change in interest rates would result in a $0.4 million change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. Pursuant to our senior credit facility we were required to enter into an interest rate swap agreement that provided protection against fluctuations in interest rates on a notional amount of $12.0 million. On November 9, 2005, we entered into such an agreement for a three year period. This agreement capped the LIBOR rate used to compute interest on the notional amount of our senior term loan at six percent per annum until its expiration on November 9, 2008. We have not entered into a new interest rate swap agreement; however, in the future, we may enter into additional interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, and processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our executive officers and directors as of December 31, 2009.

Name	Age	Position(s)
G. Wayne McAlister	63	Chairman of the Board of Directors and Chief Executive Officer
Phillip B. Douglas	52	President
Grant B. Asay	51	Executive Vice President of Operations

Name	Age	Position(s)
Chris A. Walker	41	Chief Financial Officer
Erik C. Pahl	43	General Counsel, Chief Compliance Officer
Catherine A. Conner	53	Senior Vice President of Human Resources
Judith K. Hogan	58	Senior Vice President of Clinical Services
T. Brian Callister, M.D.	48	National Medical Director
Karen H. Bechtel	60	Director
Stephen H. Wise	37	Director
William Hamburg	60	Director
William P. Johnston	65	Director
William H. McMullan, Jr.	31	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers:

G. Wayne McAlister has served as Chairman and Chief Executive Officer since April 2008. From January 2008 until April 2008, Mr. McAlister served as Director, President, and Chief Executive Officer. Prior to joining LifeCare, he was Senior Vice President of Triad Hospitals, Inc. and a Division President of a large group of its hospitals, where he was responsible for development, management and financial operations, since 1999.

Phillip B. Douglas has served as our President since April 2008. Previously, he had served as our Chief Financial Officer since January 2006. Prior to joining LifeCare, Mr. Douglas was Chief Financial Officer of Workscape, Inc., a private-equity owned company, from 2000 until 2005. From 1996 until 1999 Mr. Douglas was founder and Chief Executive Officer of Management and Technology Solutions, Inc., a developer and provider of IT solutions to physician organizations. From 1992 to 1995 Mr. Douglas was the Chief Financial Officer and Co-Founder of HealthSpring, Inc., a physician practice management company that was later acquired by The MetraHealth Companies (“MetraHealth”). MetraHealth was ultimately acquired by United HealthCare Corporation, where Mr. Douglas served as Senior Vice President of Finance for the combined companies from 1995 to 1996.

Grant B. Asay has served as Executive Vice President of Operations since September 2009. He previously served as Regional Senior Vice President of Operations for our company from June 2006 through September 2009. From 2002 until June 2006, he served as a Regional Director for Select Medical Corporation. Prior to joining Select Medical Corporation, Mr. Asay served as the Chief Executive Officer of community hospitals in Montana, Nevada and Alaska.

Chris A. Walker has served as our Chief Financial Officer since April 2008. Previously, he served as our Senior Vice President—Chief Accounting Officer and Treasurer since 1997. Prior to joining LifeCare, he worked as a Certified Public Accountant with KPMG LLP from 1991 until 1997.

Erik C. Pahl has served as our General Counsel and Chief Compliance Officer since August 2009. His previous positions include General Counsel for a national home care corporation, Intrepid USA, Inc., and a national staffing company, Snelling Staffing LLC. He has also served as Assistant General Counsel for Triad Hospitals, and Senior Counsel for Texas Health Resources.

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

Judith K. Hogan RN, MSN has served as VP of Clinical Operations since September 2006. She served as Regional Director of Clinical Operations —South Region for Kindred Healthcare from 2004 to 2006 and Director of Quality Management for Kindred Hospital Dallas from 2001 to 2004. Prior to joining Kindred, Ms. Hogan provided independent consulting services to healthcare providers and served as Director of Quality Management, Chief Clinical Officer, Chief Operations Officer and Chief Executive Officer for various hospital providers.

T. Brian Callister, M.D. is a Board Certified Internal Medicine specialist and Hospitalist, and he currently serves as our National Medical Director. He is also the current Chairman of the Clinical Policy Committee for the Acute Long Term Hospital Association (ALTHA), and is also the Nevada State Chairman for the American Medical Association’s (AMA) Organized Medical Staff Section (OMSS). Recently, he was selected to serve on the editorial board for the Society of Academic Medicine. He has served as a Clinical Assistant Professor of Medicine at the University of Nevada for over 15 years and is a nationally recognized lecturer on multiple subjects including Long Term Acute Care and Hospitalist programs. Additionally, Dr. Callister currently serves as the Treasurer of the Nevada State Medical Association and has been the Chief of Staff or the Chief Medical Officer of several hospital systems. In 1995, he co-founded the Sierra Hospitalists medical group.

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

Stephen H. Wise has served as a director since July 2006. Mr. Wise is a Managing Director of The Carlyle Group focused on U.S. buyout investments in the healthcare industry. Prior to joining Carlyle, Mr. Wise worked with JLL Partners where he focused on healthcare related investments. Previously he worked with J. W. Childs, a private equity firm, and prior to that worked in the leverage finance group of Credit Suisse First Boston.

William Hamburg has served as director since August 2007. Mr. Hamburg served as interim President and Chief Executive Officer of LifeCare from August 2007 until January 2008. Mr. Hamburg is currently the interim CEO and a director of OptimalIMX, Inc. Mr. Hamburg is also a Director of Guardian Home Care Holdings, Inc. Mr. Hamburg has served as the interim Chief Operating Officer and interim Chief Development Officer of HealthSouth during its management transition. He was also interim Chief Executive Officer for Cogent Healthcare, Inc., a privately held hospital company. Previously, Mr. Hamburg was the Chairman, President and Chief Executive Officer of MediSphere Health Partners, a privately owned, venture capital-backed, alternate site healthcare facility company. Before his services with MediSphere, Mr. Hamburg was President and Chief Operating Officer of Surgical Care Affiliates, Inc., a NYSE company that was one of the nation’s largest independent owners and operators of outpatient surgery centers. Prior to his services with Surgical Care Affiliates, Inc., Mr. Hamburg held several senior administrative positions with several major non-profit acute care hospitals.

William P. Johnston has served as a director since August 2007. Mr. Johnston is a former Chairman of Renal Care Group and serves as a director and advisor for several healthcare and financial services companies, including The Carlyle Group, the principal owner of our company.

William H. McMullan, Jr. has served as a director since September 2007. Mr. McMullan is a Vice President of The Carlyle Group focused on U.S. buyout investments in the healthcare industry. Prior to joining Carlyle, Mr. McMullan worked with J. W. Childs, a private equity firm. Previously he worked with UBS Investment Bank.

Board and Management Structure

Our board directs the management of our business as provided by Delaware law and conducts its business through regularly scheduled meetings. The board reviews and approves, among other matters, the compensation of our Chief Executive Officer, and our equity incentive plans. Our board has considered the risks that may arise from our compensation policies and practices and determined that they are not reasonably likely to have an adverse effect on us. Furthermore, the board monitors our corporate financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. Our board has the responsibility to appoint and to review fee arrangements with our independent auditors.

Mr. McAlister serves as both our Chairman of the Board and Chief Executive Officer. Our board believes that in light of our size and the experience and capabilities of Mr. McAlister, the combined Chairman of the Board/Chief Executive Officer position is an effective management structure.

While our board does not have a diversity policy, diversity of experience, skills, age, gender and race is viewed as a positive factor when determining the composition of the board. Pursuant to a stockholders agreement, a majority of our outstanding shares must vote for board designees of our principal stockholder, Carlyle Partners, IV, L.P. In connection with the selection of the current board members, our board noted that Mr. McAlister and Mr. Hamburg have years of management experience in the healthcare industry and Ms. Bechtel, Mr. Wise, Mr. Johnston and Mr. McMullan have a wide range of experience with healthcare investments, opportunities and transactions.

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

The following analysis relates to compensation for each person who served as our Chief Executive Officer, our Chief Financial Officer and the three other executive officers who were the most highly compensated for the year ended December 31, 2009. We refer to these individuals collectively as our “Named Executive Officers.”

Overview of Compensation Process. The Board of Directors sets the compensation of our executive officers, evaluates their performance and administers our incentive plans. Our securities are not listed on a stock exchange. Accordingly, we are not subject to stock exchange corporate governance standards, such as the requirement to establish a compensation committee. Although G. Wayne McAlister, our Chief Executive Officer, served on our Board of Directors, he did not participate in the determination of his own compensation.

The Board annually reviews executive compensation and our policies to ensure that the Chief Executive Officer and other executive officers are appropriately rewarded for their contributions to our company. The Board seeks to align our compensation strategy with the objectives of our company, as well as stockholder interests. In addition, the Board solicits the views and recommendations of our Chief Executive Officer when setting the salaries of our other executive officers, given his insight into internal pay equity, as well as executive officer performance. The Board considers these recommendations in the final compensation decisions and gives them significant weight, provided such recommendations are otherwise consistent with our compensation philosophies. However, the Board makes all final decisions concerning executive officer compensation.

Compensation Philosophy. The fundamental objective of our compensation program is to attract, retain and motivate executive leadership for our company who will execute our business strategy, uphold our company’s values and enhance the value of our company. To fulfill this objective, the Board has developed compensation policies and plans designed to attract, retain and motivate highly qualified and high-performing executives through compensation that is:

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

Compensation Program for 2009. Based on our compensation philosophy, the Board determined that we should provide executive officers with compensation comprised of three primary elements: (1) base salary; (2) annual performance awards payable in cash; and (3) long-term equity incentive awards. The analysis regarding the establishment of these three components of executive compensation for 2009 is set forth below.

Base Salary. In 2009, our company was a party to employment agreements (“Employment Agreements”) with our Named Executive Officers. While the Employment Agreements established a base salary for each of these executive officers, their salaries are subject to adjustment after their initial term by the Board of Directors in its sole discretion. Each year, the Board reviews and approves salaries for our executive officers, including those executive officers who are parties to an employment agreement. The Board seeks to provide base salaries for our executive officers appropriate to their experience, professional status, job responsibilities and performance. The Board’s decision also takes into account factors such as prior year salary, tenure, performance, responsibilities and salaries paid by other companies. However, the Board did not “benchmark” the salaries of our executive officers to those of other companies or groups of companies. The Board also considers recommendations presented to the Board by the Chief Executive Officer with respect to the salaries of the other executive officers. Based on these factors, the Board approved base salaries for our Named Executive Officers for 2009 in the amounts shown in the table below.

Name	Title	Base Salary for 2009
G. Wayne McAlister	Chief Executive Officer, Chairman of the Board	$500,000
Phillip B. Douglas	President	325,000
Grant B. Asay	Executive Vice President of Operations	285,000
Chris A. Walker	Chief Financial Officer	235,664
Catherine A. Conner	Senior Vice President of Human Resources	221,457

The base salary shown above for Mr. Asay became effective on September 22, 2009. We entered into an amendment to an employment agreement with Mr. Asay effective September 22, 2009 which increased his annual base salary from $256,256 to $285,000, in connection with his appointment as Executive Vice President of Operations. Prior to that time, Mr. Asay served as the Regional Senior Vice President of Operations. Mr. Asay’s increased salary reflected the Board’s assessment of his increased job responsibilities and performance.

Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives are provided to our executive officers based on the extent to which performance targets are met. The Board believes these bonuses reward executives for achieving our shorter-term goals and values. The Board established target cash incentive opportunities for 2009. 75% of our Named Executive Officers’ incentive opportunity was based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity to be paid at the discretion of the Board of Directors.

For 2009, the base target incentive opportunity was equal to 60% of base salary for our Chief Executive Officer, President, Chief Financial Officer, and Executive Vice President of Operations and 50% of base salary for our Senior Vice President of Human Resources. No amounts would be paid unless target EBITDA was achieved. The plan also provided for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer, President and Chief Financial Officer were eligible to receive a maximum performance-based cash incentive of 100% of base salary. The incremental performance-based cash incentive would be earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Based on the foregoing criteria, the Board reviewed our performance and individual performance objectives of the Named Executive Officers and determined that the following cash incentive awards would be paid to the Named Executive Officers with respect to the year ended December 31, 2009: Mr. McAlister, Chief Executive Officer — $440,000; Mr. Douglas, President — $286,000; Mr. Asay, Executive Vice President of Operations — $250,800; Mr. Walker, Chief Financial Officer — $207,400; and Ms. Conner, Senior Vice President of Human Resources — $131,800.

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

Our 2005 Equity Incentive Plan provides for grants of restricted shares and options to purchase shares of LCI Holding Company, Inc’s (“Holdings”) common stock. Employees, as well as independent directors, are eligible to receive grants under the 2005 Equity Incentive Plan. Awards are generally granted to our executive officers upon hiring and on a periodic basis thereafter as the Board deems appropriate. The Board may approve these awards annually after considering the actual performance of our company for the prior year as compared to performance targets set by the Board. The Board may approve additional awards under other circumstances, such as the promotion of a person to a higher position or in recognition of special contributions made by the executive officer. Outstanding options have a term of 10 years, vest in three to four equal annual installments commencing on the first anniversary of the date of grant and have an option price equal to or in excess of the fair market value of our stock at the date of grant. Options are designed to facilitate our efforts to retain our executive officers as well as provide incentive to maximize their performance on our behalf.

Retirement Plan. All employees of our company are eligible to participate in our 401(k) plan, and can contribute up to 50% of their base salary (subject to statutory limitations). For 2009, we had the discretion to match up to 33.3% of the first six percent of eligible employee contributions to our 401(k) plan. The matching contributions were made in cash and vest over a three-year period. In 2009, we contributed the following amounts on behalf of our Named Executive Officers: Mr. McAlister, Chief Executive Officer — $4,625; Mr. Douglas, President — $3,000; Mr. Asay, Executive Vice President of Operations — $5,499; Mr. Walker, Chief Financial Officer — $4,398; and Ms. Conner, Senior Vice President of Human Resources — $4,641. For 2010, we have suspended matching contributions; however, we may make a one-time matching contribution on a discretionary basis or we may reinstate the matching program in a future period.

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

We have employment agreements in place with each of our Named Executive Officers. In general, these agreements provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If the executive officer’s employment is terminated by us “without cause” or by the executive officer for “good reason” (each as defined in the executive officer’s employment agreement), the executive officer is entitled to receive: (1) all accrued benefits, (2) a severance payment equal to a continuation of his or her annual base salary for a period of one to two years, (3) in some cases a pro-rated bonus amount; and (4) in some cases payment of health insurance benefits for one to two years following the date of termination. If certain of the executive officers are terminated as a result of death or disability, the executive officer is entitled to receive accrued salary, unpaid bonus and a bonus (pro-rated through the termination date) and other benefits required by applicable law or our employee benefit plans. In addition, Ms. Conner is entitled to receive additional salary upon her death or termination of employment due to disability, for a period of 18 months. The severance payment provisions for the Named Executive Officers are described in the table below.

Name	Title	Severance Payment Equal to Annual Base Salary for this Period	Bonus Amount Upon Termination Without Cause or by NEO for Good Reason
G. Wayne McAlister	Chief Executive Officer	2 years	2 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Phillip B. Douglas	President	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding fiscal year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Grant B. Asay	Executive Vice President of Operations	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Chris A. Walker	Chief Financial Officer	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Catherine A. Conner	Senior Vice President of Human Resources	18 months	None

*	If employment is terminated as a result of his death or disability, the bonus amount would be a pro-rated amount determined by multiplying the target annual bonus he would have been eligible to receive if he had continued to serve for the full fiscal year by a fraction, the numerator of which is the number of days he was employed in the fiscal year divided by 365.

In April 2008, we entered into transaction bonus agreements with certain members of our company’s management, including Messrs. McAlister, Douglas, Asay, Walker and Ms. Conner. Mr. Asay’s agreement was amended with his promotion to Executive Vice President of Operations on September 22, 2009. The transaction bonus agreements will provide a one-time bonus opportunity in connection with a change of control transaction (“Transaction Bonus Opportunity”). The Transaction Bonus Opportunity for each of Messrs. McAlister, Douglas, Asay, Walker and Ms. Conner, as a multiple of such executive officer’s base salary, ranges from 1x to 15x for each of Messrs. McAlister and Douglas, from approximately 1x to 7x for Mr. Asay, from approximately 1x to 10x for Mr. Walker and from approximately 0.35x to 1.75x for Ms. Conner. The actual amount to be paid will be based on the value associated with the Company upon a change of control.

The following table provides the amount of potential cash severance payable and the estimated value of continuing insurance benefits to each of the Named Executive Officers, based on the assumption that the Named Executive Officer’s employment terminated on December 31, 2009, under circumstances that entitled the Named Executive Officer to the maximum potential severance payment immediately thereafter. The table also includes the value of accelerated vesting of options and restricted stock if severance rights are triggered pursuant to a change of control event. Finally, the table includes the maximum Transaction Bonus Opportunity available to Messrs. McAlister, Douglas, Asay, Walker and Ms. Conner.

Name	Title	Amount of Potential Severance Benefits	Estimated Value of Insurance Benefits	Acceleration of Stock Options and Restricted Stock(1)	Maximum Transaction Bonus Opportunity
G. Wayne McAlister	Chief Executive Officer	$1,000,000	$47,965	—	$7,500,000

Phillip B. Douglas	President	487,500	35,973	—	4,500,000

Grant B. Asay	Executive Vice President of Operations	285,000	23,982	—	2,100,000

Chris A. Walker	Chief Financial Officer	235,664	23,982	—	2,100,000

Catherine A. Conner	Senior Vice President of Human Resources	332,185	—	—	375,000

(1)

As of December 31, 2009, the stock option exercise price of $2.50 per share exceeded the per share fair value of the underlying common stock and the fair value of restricted stock was nominal, based on our valuation. Accordingly, no amounts are shown in this column attributable to the acceleration of stock options or accelerated vesting of restricted stock as of December 31, 2009.

Non-Competition, Non-Solicitation and Confidentiality. Each of the Named Executive Officers is subject to certain confidentiality provisions and to certain non-solicitation and non-competition provisions for a period of one year to two years following the termination of employment with our company.

Perquisites and Other Benefits. The Named Executive Officers are eligible for benefits generally available to other employees of our company who are exempt for purposes of the Fair Labor Standards Act, including health insurance, disability and life insurance. We also reimburse the Named Executive Officers for reasonable, customary and necessary business expenses incurred or paid by them in the performance of their duties and responsibilities to our company.

Performance-Based Cash Incentive Awards – Targets for 2010. As previously discussed, in addition to base salary, performance-based cash incentives are provided to our Named Executive Officers based on the extent to which performance targets are met. The Board has established target cash incentive opportunities for 2010. 75% of our Named Executive Officers’ incentive opportunity will be based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity paid in the discretion of the Board of Directors.

For 2010, the base target incentive opportunity will be equal to 60% of base salary for our Chief Executive Officer, President, Chief Financial Officer and Executive Vice President of Operations and 50% for our Senior Vice President of Human Resources. No amounts will be paid unless target EBITDA is achieved. The plan also provides for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer, President and Chief Financial Officer are eligible to receive a maximum performance-based cash incentive of 100% of base salary. The incremental performance-based cash incentive is earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Summary Compensation Table

for the Year Ended December 31, 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)(4)	Total ($)
G. Wayne McAlister Chairman of the Board and Chief Executive Officer (since 4/15/08 and 1/14/08, respectively)	2009	500,000	440,000	—	—	—	—	12,502	952,502
	2008	471,155	243,600	—	—	—	—	7,190	721,945

Phillip B. Douglas President (since 4/15/08; Executive Vice President and Chief Financial Officer from 1/30/06 to 4/15/08)	2009	325,000	286,000	—	—	—	—	29,545	640,545
	2008	312,008	158,340	—	—	—	—	30,936	501,284
	2007	282,661	—	—	—	—	—	34,202	316,863

Grant B. Asay Executive Vice President of Operations (since 9/22/09 and Regional VP of Operations from June 2006 to Sept. 2009)	2009	262,850	250,800	—	—	—	—	15,745	529,395
	2008	240,078	71,049	—	—	—	—	11,104	322,231
	2007	213,875	—	—	—	—	—	66,844	280,719

Chris A. Walker Chief Financial Officer (since 4/15/08) and CAO (from 6/22/98 to 4/15/08)	2009	235,228	207,400	—	—	—	—	15,933	458,561
	2008	219,204	112,059	—	—	—	—	13,367	344,630
	2007	189,139	—	—	—	—	—	7,499	196,638

Catherine A. Conner Senior Vice President of Human Resources	2009	220,961	131,800	—	—	—	—	15,687	368,448
	2008	215,010	65,470	—	—	—	—	9,576	290,056
	2007	213,855	—	—	—	—	—	10,707	224,562

(1)	Bonuses shown for a specified year relate to amounts earned during that year but which were paid during the following year.

(2)

Amounts relate to the aggregate grant date fair value of stock awards. The value of these shares was nominal. See note 3 to the consolidated financial statements for a discussion of the valuation of the company’s stock awards.

(3)

This column represents the aggregate grant date fair value of the option awards. These amounts do not correspond to the actual value that may be recognized by the Named Executive Officer. The actual value, if any, the Named Executive Officer may realize upon exercise of the options will depend on the excess of the calculated stock price over the exercise price on the date the options are exercised. See note 3 to the consolidated financial statements for a discussion of the valuation of the company’s option awards.

(4)

For 2009, All Other Compensation of Mr. Douglas and Ms. Conner includes travel cost reimbursement and related taxes of $11,041 and $2,640, respectively, along with insurance payments and our 401(k) matching contribution. For 2008, All Other Compensation for Mr. Douglas includes travel cost reimbursement and related income taxes of $16,272, along with insurance payments. For 2007, All Other Compensation for Mr. Douglas includes travel cost reimbursement and related income taxes of $34,202, along with insurance payments. For 2007, All Other Compensation for Mr. Asay includes compensation for relocation expenditures and related income taxes of $61,920, along with insurance payments and our 401(k) matching contribution. All other compensation for Mr. McAlister, Mr. Walker, Ms. Conner and Mr. Asay includes insurance payments and our 401(k) matching contribution, unless otherwise previously discussed.

Grants of Plan-Based Awards. During 2009, no new options were granted to our Named Executive Officers. During 2009, following attainment of certain 2008 performance targets, Mr. McAlister received a restricted stock award of 400,000 shares and Mr. Douglas received a restricted stock award of 300,000, as shown in the table below. The restricted stock awards vest in three equal annual installments beginning on March 24, 2010. The following table includes plan-based awards granted during the year ended December 31, 2009.

Name	Grant Date	Number of Shares	Grant Date Fair Value ($)(1)
G. Wayne McAlister	3/24/09	400,000	—

Phillip B. Douglas	3/24/09	300,000	—

Grant B. Asay	—	—	—

Chris A. Walker	—	—	—

Catherine A. Conner	—	—	—

(1)

Amounts relate to the aggregate grant date fair value of stock awards, which was nominal. See note 3 to the consolidated financial statements for a discussion of the valuation of the company’s stock awards. Grant date fair value does not correspond to the actual value that may be recognized by the Named Executive Officer.

Agreements with Named Executive Officers. Our employment agreement with our Chief Executive Officer, Mr. McAlister, provides for an initial term of two years, subject to automatic one year renewals thereafter unless the agreement is terminated in accordance with its terms. Pursuant to the employment agreement, Mr. McAlister is entitled to receive an annual base salary ($500,000 in 2010) and is eligible for an annual bonus based on the achievement of performance objectives established by our board. The target amount of the annual bonus is 60% of his base salary and the maximum amount of the annual bonus is 100% of his base salary. We also granted Mr. McAlister an option to purchase 1,000,000 shares of our common stock for $2.50 per share. All options granted by us, including Mr. McAlister’s option, have been granted with an exercise price not less than fair value at date of grant. The employment agreement also provided that he would receive a restricted stock award of up to 400,000 shares if certain 2008 financial targets were attained. Based on the attainment of these targets, Mr. McAlister was granted 400,000 restricted shares on March 24, 2009. In addition, the employment agreement provides that Mr. McAlister may earn an additional one-time bonus in connection with a change of control transaction in an amount ranging from a multiple of 1x to 15x his base salary. If Mr. McAlister is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary and bonus for two years, with the amount of the annual bonus equal to the lesser of 60% of his base salary in effect on the date of termination or the annual bonus paid to him in the immediately preceding fiscal year. Under the agreement, Mr. McAlister is also subject to non-competition, non-solicitation and certain confidentiality provisions for a period of two years following the termination of his employment.

Each of our other Named Executive Officers is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and an annual formula bonus based on achievement of company performance objectives and a discretionary bonus. If the employment of any of the other Named Executive Officers is terminated other than for cause or, in certain cases, if the officer resigns voluntarily for good reason, the officer is entitled to continue to receive his or her salary for one to two years based upon the terms of his or her individual employment agreement plus any earned but unpaid bonus. The other Named Executive Officers are also subject to a non-competition, non-solicitation and certain confidentiality provisions for a period of one to two years following the termination of their employment with us.

Management Incentive Plan. On November 4, 2005, our parent company’s board of directors and shareholders ratified the 2005 Equity Incentive Plan (“Plan”) that covers 2,860,000 shares of the our parent company’s common stock, and accordingly, our parent company has reserved a like number of shares out of its authorized, but unissued shares of common stock for issuance under the Plan. At December 31, 2009, there are 780,000 restricted stock awards and 2,366,250 stock options to certain of our employees outstanding that have been approved by our Board. All stock options granted prior to August 11, 2006 pursuant to the Plan were granted with an exercise price of $10.00 per share and had 10-year terms. Stock option grants on and after August 11, 2006, have been granted with an exercise price of $6.00 per share and have 10-year terms. On August 10, 2006, we cancelled and regranted the options granted prior to August 10, 2006. The exercise price of these options was lowered from $10.00 per share to $6.00 per share. No other changes were made to the terms and conditions of these options. On December 11, 2007, we cancelled and regranted all outstanding stock options. The exercise price of these options was lowered from $6.00 per share to $2.50 per share, but no other changes were made to the terms and conditions of these options. On January 14, 2008, we granted an option to purchase 1,000,000 shares for $2.50 per share to Mr. McAlister. This option vests in three equal annual installments beginning on January 14, 2009 and has a term of 10 years.

Based on the attainment of certain fiscal year 2008 financial targets, Mr. McAlister and Mr. Douglas were granted 400,000 shares and 300,000 shares, respectively, of restricted stock, which vest in three equal annual installments beginning on March 24, 2010.

Outstanding Equity Awards at Fiscal Year-End. The following table includes certain information with respect to the value of all unexercised options and restricted stock previously awarded to the Named Executive Officers at December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	No. of Shares or Units of Stock that Had Not Vested (#)	Market Value of Shares or Units of Stock that Had Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Had not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Had Not Vested ($)
G. Wayne McAlister	—	—	—	—	—	2009	400,000	—	—	—
	333,333	666,667	—	2.50	1/14/18	2008	—	—	—	—
Phillip B. Douglas	—	—	—	—	—	2009	300,000	—	—	—
	92,500	277,500	—	2.50	3/25/18	2008	—	—	—	—
	25,000	25,000	—	2.50	12/11/17	2007	—	—	—	—
	97,500	32,500	—	2.50	8/11/16	2006	—	—	—	—

Grant B. Asay	—	—	—	—	—	2009	—	—	—	—
	25,000	75,000	—	2.50	3/25/18	2008	—	—	—	—
	15,000	5,000	—	2.50	8/11/16	2006	—	—	—	—
Chris A. Walker	—	—	—	—	—	2009	—	—	—	—
	24,000	72,000	—	2.50	3/25/18	2008	—	—	—	—
	7,500	7,500	—	2.50	12/11/17	2007	—	—	—	—
	11,250	3,750	—	2.50	8/11/16	2006	—	—	—	—
	24,000	—	—	2.50	8/11/15	2005	—	—	—	—
Catherine A. Conner	—	—	—	—	—	2009	—	—	—	—
	1,250	3,750	—	2.50	3/25/18	2008	—	—	—	—
	5,000	5,000	—	2.50	12/11/17	2007	—	—	—	—
	41,250	13,750	—	2.50	8/11/16	2006	—	—	—	—

(1)

The per share fair value is nominal based upon our valuation of our company as of December 31, 2009 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 3 to our consolidated financial statements. Therefore, no value is calculated for these awards.

Option Exercises and Stock Vested. The following table includes certain information with respect to restricted stock held by the Named Executive Officers that vested, and options that were exercised, during the year ended December 31, 2009. During the year ended December 31, 2009, no shares of restricted stock vested and no options were exercised by the Named Executive Officers.

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
G. Wayne McAlister	—	—	—	—
Phillip B. Douglas	—	—	—	—
Grant B. Asay	—	—	—	—
Chris A. Walker	—	—	—	—
Catherine A. Conner	—	—	—	—

Director Compensation

Other than Mr. Johnston and Mr. Hamburg, the members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. Mr. Johnston and Mr. Hamburg receive compensation of $60,000 annually for their services as a director of our company. The Director fee is paid in the form of cash or shares of our common stock at the discretion of the director. Each director may elect to have his Director fee deferred pursuant to the Director Deferred Compensation Plan.

The following table includes compensation awarded to the Directors of the Company during the year ended December 31, 2009.

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

(1)

Mr. Johnston elected to receive stock for his compensation for services provided during the year ended December 31, 2009, which he has elected to defer pursuant to the deferral option of the Director Deferred Compensation Plan. During 2009, his deferral account was credited with 24,000 shares at an agreed upon value of $2.50 per share. The valuation of these shares reflected in our financial statements, which takes into account variables such as volatility, dividend yield, and the risk-free interest rate, was nominal.

(2)

Ms. Bechtel, Mr. McMullan, and Mr. Wise were all employed by The Carlyle Group, our principal stockholder, and Mr. McAlister was employed as our Chief Executive Officer during the year ended December 31, 2009, and did not receive separate compensation for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

(3)	Mr. Hamburg received cash for services provided during the year ended December 31, 2009.

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

The following table sets forth information as of March 15, 2010, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other Named Executive Officers set forth below (who was serving as a Named Executive Officer during the year ended December 31, 2009, or at this date), (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

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

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Carlyle Partners, IV, L.P. (1)	17,020,000	98.5
G. Wayne McAlister (2)	—	—
Phillip B. Douglas (2)	—	—
Karen H. Bechtel (3)	17,020,000	98.5
William Hamburg (4)	—	—
William H. McMullan Jr. (5)	—	—
William P. Johnston (6)	48,000	*
Stephen H. Wise (7)	—	—
All directors and named executive officers as a group (2)(8)	17,068,000	98.8

*	Less than 1%.

(1)

Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. The principal executive offices for Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. are 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.

(2)

Excludes the 400,000 restricted shares held by Mr. McAlister and 300,000 restricted shares held by Mr. Douglas. These restricted shares vest in three equal annual installments beginning on March 24, 2010.

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

(4)	The address for Mr. Hamburg is 12 Breckenridge, Nashville, TN 37215.

(5)	Mr. McMullan is a Vice President of The Carlyle Group. The business address for Mr. McMullan is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.

(6)	The principal address for William P. Johnston is 3100 West End Avenue, Suite 875, Nashville, TN 37203. See the discussion of director compensation in Item 10.

(7)	Mr. Wise is a Managing Director of The Carlyle Group. The business address for Mr. Wise is c/o The Carlyle Group, 520 Madison Avenue, 42nd Floor, New York, NY 10022.

(8)	Includes shares held by Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P.

ITEM 13.	Certain Relationships and Related Transactions

Management Agreement

We and our parent company have entered into a management agreement with an affiliate of The Carlyle Group pursuant to which The Carlyle Group or its affiliate provides us management services. Pursuant to the agreement, The Carlyle Group or its affiliate receives an aggregate annual management fee of $500,000, reimbursement for out-of-pocket expenses and a fee in the event that the agreement is terminated in accordance with its terms. In addition, pursuant to the agreement, The Carlyle Group or its affiliates also received a transaction fee of approximately $6.0 million in connection with services provided by such entities related to the Transactions. Also, the management agreement provides that The Carlyle Group and its affiliates will receive fees equal to 1% of the gross transaction value in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of The Carlyle Group and its affiliates.

Stockholder’s Agreement and Registration Rights Agreement

Simultaneously with the closing of the Transactions, we and our stockholders entered into a stockholders agreement. The stockholders agreement includes terms relating to the election of our directors, restrictions on the issuance or transfer of shares, including the right of a minority stockholder to sell shares in a sale transaction entered into by a majority stockholder, commonly known as a tag-along right, the right of a majority stockholder to force a minority stockholder to sell shares upon the sale of a majority owner’s interest, at the same price and on the same terms and conditions as the majority owner, commonly known as a drag-along right, other special corporate governance provisions (including the right to approve various corporate actions) and customary expense reimbursement provisions. We, our guarantor subsidiaries pursuant to our indenture, and the initial purchasers of our 9 1/4% senior subordinated notes have also entered into a registration rights agreement.

On April 14, 2006, we filed a Form S-4 registration statement with the SEC as required by the Registration Rights Agreement. This filing was declared effective by the SEC on May 12, 2006. We completed the exchange offer for all outstanding Notes as of June 21, 2006, which satisfied the requirements of the Registration Rights Agreement.

ITEM 14.	Principal Accounting Fees and Services

During fiscal 2009 and 2008, we incurred the following fees for services performed by KPMG LLP, an independent registered public accounting firm:

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$568,000	$483,000
Audit-Related Fees (2)	30,250	30,000
Tax Fees (3)	236,484	179,350

Total	$834,734	$692,350

(1)

The Audit Fees for the years ended December 31, 2009 and 2008, were for professional services rendered for the audits of the consolidated financial statements of our company, consents and assistance with reviews of documents filed with the SEC.

(2)	The Audit Related Fees are primarily for accounting consultations and audits of our company’s 401(k) plan.

(3)	Tax Fees for the years ended December 31, 2009 and 2008 were for services related to tax compliance, tax planning, and tax advice on mergers and acquisitions and employee benefits.

Subsequent to May 12, 2006, the effective date of the Company’s SEC registration, all services performed by the independent registered public accounting firm have been approved by the board of directors prior to performance.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifeCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 31, 2010

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$46,681	$25,262
Patient accounts receivable, net of allowance for doubtful accounts of $12,018 and $10,144, respectively	69,503	66,803
Income taxes receivable	1,182	1,279
Other current assets	7,543	7,735

Total current assets	124,909	101,079
Property and equipment, net	82,347	86,479
Other assets, net	10,855	12,597
Other identifiable intangibles, net	16,165	17,305
Goodwill	245,370	245,370

Total assets	$479,646	$462,830

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	833	1,252
Current installments of lease financing obligation	444	292
Estimated third party payor settlements	9,957	6,231
Accounts payable	25,834	26,693
Accrued payroll	9,563	9,892
Accrued vacation	4,368	3,614
Accrued insurance	932	900
Accrued interest	6,418	8,127
Accrued other	4,090	3,642

Total current liabilities	64,989	63,193
Long-term debt, excluding current installments	395,912	384,694
Obligations under capital leases, excluding current installments	1,010	1,836
Lease financing obligation, excluding current installments	20,038	20,645
Accrued insurance	4,371	3,592
Deferred income taxes	5,500	5,500
Other noncurrent liabilities	5,105	3,919

Total liabilities	496,925	483,379

Commitments and contingencies

Stockholder’s deficit:
Common stock $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	172,273	171,965
Accumulated deficit	(189,552)	(192,514)

Total stockholder’s deficit	(17,279)	(20,549)

	$479,646	$462,830

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	2009	2008	2007
Net patient service revenue	$360,311	$351,971	$322,215

Salaries, wages and benefits	168,538	165,975	156,125
Supplies	34,422	35,522	33,460
Rent	25,531	25,579	21,644
Other operating expenses	84,977	80,787	80,257
Provision for doubtful accounts	5,795	5,234	4,740
Depreciation and amortization	10,712	11,595	11,254
Goodwill impairment charge	—	18,600	38,834
Gain on early extinguishment of debt	(5,184)	(9,526)	—
Loss on disposal of assets	126	92	—
Interest expense, net	31,238	37,783	35,911

Total expenses	356,155	371,641	382,225

Operating income (loss)	4,156	(19,670)	(60,010)
Equity in loss of joint venture	(408)	—	(695)

Income (loss) before income taxes	3,748	(19,670)	(60,705)
Provision for income taxes	786	1,400	77

Net income (loss)	$2,962	$(21,070)	$(60,782)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2006	$—	$161,160	$(110,662)	$50,498
Equity compensation	—	684	—	684
Settlement of purchase escrow	—	3,834	—	3,834
Additional contribution	—	5,999	—	5,999
Net loss	—	—	(60,782)	(60,782)

Balance, December 31, 2007	—	171,677	(171,444)	233
Equity compensation	—	288	—	288
Net loss	—	—	(21,070)	(21,070)

Balance, December 31, 2008	—	171,965	(192,514)	(20,549)
Equity compensation	—	308	—	308
Net income	—	—	2,962	2,962

Balance, December 31, 2009	$—	$172,273	$(189,552)	$(17,279)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,962	$(21,070)	$(60,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,026	13,727	12,893
Provision for doubtful accounts	5,795	5,234	4,740
Goodwill impairment charges	—	18,600	38,834
Gain on early extinguishment of debt	(5,184)	(9,526)	—
Loss on the disposal of assets	126	92	—
Equity in loss of joint venture	408	—	695
Deferred income tax expense	—	763	1,695
Equity compensation	308	288	684
Changes in operating assets and liabilities:
Patient accounts receivable	(8,495)	(5,126)	(4,187)
Other current assets	202	741	4,006
Other assets	484	491	77
Estimated third party payor settlements	3,726	487	(2,564)
Accounts payable and accrued liabilities	(1,604)	12,878	(5,353)
Other noncurrent liabilities	1,966	(5,284)	(589)

Net cash provided by (used in) operating activities	13,720	12,295	(9,851)

Cash flows from investing activities:
Purchases of property and equipment	(5,812)	(13,106)	(47,480)
Investment in joint venture	(6)	—	—
Note receivable with joint venture	(1,400)	—	—
Sale-leaseback proceeds	—	3,822	31,104

Net cash used in investing activities	(7,218)	(9,284)	(16,376)

Cash flows from financing activities:
Net change in borrowings under the line of credit	25,000	10,000	—
Payments of notes payable and long-term debt	(8,381)	(9,041)	(3,188)
Proceeds from capital lease financing	—	1,802	—
Payments on obligations under capital leases	(1,246)	(2,215)	(3,989)
Proceeds from lease financing obligation	—	3,975	15,113
Payments on lease financing obligation	(456)	(86)	—
Deferred financing costs	—	—	(3,142)
Equity contribution from parent	—	—	5,999

Net cash provided by financing activities	14,917	4,435	10,793

Net increase (decrease) in cash and cash equivalents	21,419	7,446	(15,434)
Cash and cash equivalents, beginning of year	25,262	17,816	33,250

Cash and cash equivalents, end of year	$46,681	$25,262	$17,816

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$30,949	$33,353	$35,390
Net income taxes paid (received)	689	712	(5,660)
Noncash:
Equipment purchased through capital lease financing	—	1,157	499
Settlement of Merger related escrow	—	—	3,834
Investment in joint venture	94	—	—

See Accompanying Notes to Consolidated Financial Statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

On July 19, 2005, LifeCare Holdings, Inc. (the “Company”) entered into a merger agreement (the “Merger”) with Rainier Acquisition Corporation and LCI Holdco, LLC (“Holdco”), as discussed in note 2, resulting in the Company becoming a wholly owned subsidiary of Holdco. Holdco is a wholly owned subsidiary of LCI Holding Company, Inc., (“Holdings”) which is owned by an investor group that includes affiliates of The Carlyle Group and members of our board of directors.

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

The Merger agreement provided for additional purchase price consideration of $40.5 million that was contingent upon the resolution of certain specific issues. Through December 31, 2009, $37.3 million of the original amount had been settled and disbursed. The remaining funds in the escrow accounts will be disbursed upon resolution of the remaining contingent issues.

During the three months ended September 30, 2007, goodwill was increased by $3.8 million due to distributions to the prior stockholders of our company from the escrow accounts, as the result of the resolution of specific matters. At the time of this event, regulatory and industry trends indicated that the value of our company had not increased. Therefore, since the increase in goodwill from the above distribution did not add value to our company and our annual impairment test resulted in an impairment to goodwill, we recorded an impairment charge equal to the above amounts during the three months ended September 30, 2007.

In connection with the Merger, we entered into an agreement with The Carlyle Group to pay a $0.5 million annual advisory fee, which has been expensed each of the years ended December 31, 2009, 2008, and 2007.

(3) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of LifeCare Holdings, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Nature of Business

We develop and operate hospitals specializing in the treatment of critically ill or injured patients whose average length of stay exceeds 25 days. We operate these hospitals as freestanding facilities or as hospitals within hospitals (“HIH”), whereby space is leased from existing unrelated acute-care hospitals and separately licensed as one of our hospitals. At December 31, 2009 and 2007, we operated 19 facilities and had operations in nine states. At December 31, 2008, we operated 20 facilities and had operations in ten states.

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

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. Per the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350-20-55, Intangibles-Goodwill and Other-Goodwill-Implementation Guidance and Illustrations, we review goodwill based upon one reporting unit, as our company is managed as one operating segment in accordance with FASB ASC Subtopic 280-10, Segment Reporting-Overall, including, among other things, the level of review by segment management, organizational structure and the evaluation of similar economic characteristics. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded. The annual evaluation was performed for the years ending December 31, 2009, 2008, and 2007. For the years ended December 31, 2008 and 2007 we recognized impairment losses as more fully described in note 5.

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years and are reviewed for impairment annually, or more frequently if circumstances warrant a more timely review.

(j) Other assets

Other assets are comprised primarily of deferred financing costs incurred in connection with the Merger. We account for deferred financing costs utilizing the effective interest method.

(k) Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. See discussion of impairment charges at note 5.

(l) Insurance Risks

We are liable for a portion of our losses under a number of our insurance programs, which primarily include general and professional liability risk and our employee health insurance programs. For these matters, we record estimated losses that may have been incurred in a respective accounting period utilizing actuarial methods. To the extent that subsequent actual claims costs vary from the historical provisions for losses as recorded, future earnings will be charged or credited.

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

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. We are reimbursed by the Medicare program pursuant to a prospective payment system (“PPS”) methodology. Payments received by us under PPS are subject to review by the regulatory authorities. These reviews primarily focus on the accuracy of the DRG assigned to each discharged patient and normally occur after the completion of the billing process.

We submit annual cost reports to the Medicare program, and these annual cost reports are subject to review and adjustment by the Centers for Medicare & Medicaid Services (“CMS”) through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is at least a reasonable possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenue in the years ended December 31, 2009, 2008, and 2007 included increases/(decreases) of $1.7 million, $0.9 million, and $(1.2) million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

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

The federal statute of limitations remains open for tax years 2006 through 2008. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

(o) Stock Compensation

On December 11, 2007, we modified the exercise price of all outstanding options. The exercise price of the options was lowered from $6 per share to $2.50 per share. No other changes were made to the terms and conditions of these options.

We estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the year ended December 31, 2009 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 2.07% to 3.09%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations as segregated between our senior officers and other grantees. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 60,000 options granted during the year ended December 31, 2009 (see note 12). The weighted average fair value of options granted and the resulting fair value of awards modified was nominal during the years ended December 31, 2008 and 2007.

The restricted stock awards are valued on the date of grant based on the fair value of our company. See the discussion on the valuation of our company in the goodwill analysis discussed in note 3(i).

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

(q) Recent Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for all business combinations which occur during fiscal years beginning after December 15, 2008. Our adoption of this guidance will impact us to the extent we make future acquisitions.

In May 2009, the FASB issued authoritative guidance that established general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued an amendment, effective February 24, 2010, to remove the requirement for a filer to disclose a date in its financial statements. We do not anticipate the adoption of this guidance will materially impact us.

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The guidance was effective for interim and annual periods ending after September 15, 2009. All references to accounting literature herein now refer to the appropriate Codification section.

(4) Property and Equipment

Property and equipment at December 31, 2009 and 2008 consist of the following (in thousands):

	Useful Life	2009	2008
Land		$4,134	$4,134
Buildings	20-35 years	51,104	51,617
Leasehold improvements	5-10 years	11,438	9,283
Furniture and equipment	3-20 years	54,898	52,091

		121,574	117,125
Accumulated depreciation and amortization		(39,227)	(30,646)

Property and equipment, net		$82,347	$86,479

Depreciation expense for property and equipment for the years ended December 31, 2009, 2008, and 2007 was $9.6 million, $10.5 million and $10.1 million, respectively.

(5) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2009 and 2008 consist of the following (in thousands):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(5,451)

Indefinite-lived intangible assets:
Goodwill	$245,370
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$260,810

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(4,311)

Indefinite-lived intangible assets:
Goodwill	$245,370
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$260,810

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based primarily on our valuation. Amortization of intangible assets for the years ended December 31, 2009, 2008, and 2007 was $1.1 million annually.

Estimated amortization expense for 2010 is $0.7 million. This amortization primarily relates to the value associated with the non-compete agreements entered into in connection with Merger. The useful lives of the non-compete agreements are approximately 5 years.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill at December 31, 2007	$414,404
Accumulated impairment losses	(150,434)
Impairment charge	(18,600)

Goodwill at December 31, 2008	245,370
2009 activity	—

Goodwill at December 31, 2009	$245,370

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

See note 3 for a discussion regarding the increase in goodwill, and related impairment charge recorded during the quarter ended September 30, 2007. In the quarter ended December 31, 2007, deferred income taxes were adjusted in relation to a purchase price adjustment in the amount of $189,000 as a result of the federal income tax returns filed for the year ended December 31, 2006. The offset to this adjustment was a reduction to goodwill. We performed our annual valuation analysis of goodwill and identifiable intangible assets as of December 31, 2007. As a result of this analysis, we recorded a goodwill impairment charge of $35.0 million during the quarter ended December 31, 2007, principally as the result of continued reduction in Medicare payment rates and other unfavorable changes in Medicare reimbursement policies specific to LTAC hospitals. The present value of future cash flows was the method used to determine fair value for purposes of these impairment charges.

(6) Debt

Long-term debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Senior secured credit facility-term loan	$244,163	$246,713
9 1/4 senior subordinated notes	119,299	130,531
Revolving credit facility	35,000	10,000

Total long-term debt	398,462	387,244
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$395,912	$384,694

During the year ended December 31, 2009, we repurchased $11.2 million of our outstanding senior subordinated notes for $5.8 million. This resulted in us recording a $5.2 million gain, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of this indebtedness. During the year ended December 31, 2008, we repurchased $16.5 million of our outstanding senior subordinated notes for $6.5 million. This resulted in us recording a $9.5 million gain, net of the write-off of $0.5 million of capitalized financing costs, on the early extinguishment of this indebtedness.

Senior Secured Credit Facility and Revolving Credit Facility

Our senior secured credit facility, as amended, consists of the following as of December 31, 2009:

•	A $60.0 million revolving credit facility, subject to availability, that will terminate on August 11, 2011, which includes a $10.0 million swing line loan sub facility and;

•	A $244.2 million term loan facility with a maturity date of August 11, 2012.

Through December 31, 2009 we had $35.0 million outstanding under the revolving credit facility. The ability to borrow under the revolving credit facility is subject to certain terms and conditions as stated in the senior secured credit facility, including being in compliance with all applicable covenants, including certain financial covenants, as of the time of the requested borrowing and including the amount of the requested borrowing. The weighted average interest rate for the year ended December 31, 2009 was 4.28%. We had outstanding letters of credit of $7.0 million at December 31, 2009, which reduced our remaining borrowing capacity under the revolving credit facility to $18.0 million. Fees for the letters of credit for the year ended December 31, 2009 were $0.3 million. The interest rates per annum applicable to the loans, other than swingline loans, under our senior secured credit facility is, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The average interest rate for the years ended December 31, 2009, 2008, and 2007 was 5.33%, 7.84%, and 8.33%, respectively, and the rate at December 31, 2009 and 2008 was 4.54% and 7.67%, respectively.

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

The senior secured credit facility is secured by substantially all of our tangible and intangible assets, except for assets held by subsidiaries that have been designated as Nonguarantor subsidiaries. This credit facility also requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions.

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

As of December 31, 2009, we believe we were in compliance with all covenants of the senior secured facility, as amended.

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

On December 6, 2007, we entered into Amendment No. 2 to our senior secured credit facility (“Amendment No. 2”), which modifies certain financial covenants starting for the period ending December 31, 2007 and increases the spread on the variable interest rate. The applicable margins on the loans as amended are currently (1) 3.00% for alternate base rate revolving loans, (2) 4.00% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. The margins for the revolving loans are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing the Credit Facility and Amendment No. 2 to the credit agreement). The revolving credit facility was reduced by $15.0 million to $60.0 million. It also designated up to two additional cure rights that can be exercised at any time during the term of the loan, provided that for quarters ending on or after June 30, 2008, the leverage ratio, as defined in the credit Facility, on the last day of such fiscal quarter is not more than 0.50 to 1.00 above the leverage ratio requirement for such quarter. There is no assurance that The Carlyle Group will exercise the cure rights if we are not in compliance with our covenant requirements. We incurred $2.1 million in fees to obtain Amendment No. 2, which have been capitalized and are being amortized over the remaining life of the Credit Facility utilizing the effective interest method.

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

Senior Subordinated Notes

On August 11, 2005, we sold $150.0 million of our 9 1/4% Senior Subordinated Notes (the “Notes”) due 2013. The Notes are unconditionally guaranteed on a senior subordinated basis by substantially all of our wholly owned subsidiaries (the “Subsidiary Guarantors”) on a joint and several basis, except for assets held by subsidiaries that have been designated as Nonguarantor Subsidiaries, as noted previously. See note 18 for the condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries. There are no restrictions on our ability to obtain funds from Subsidiary Guarantors. The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of our existing and future senior subordinated indebtedness and senior to all of our existing and future subordinated indebtedness.

We are currently entitled at our option to redeem all or a portion of the Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on February 1st of the years set forth below:

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

Capitalized costs of $15.8 million incurred in obtaining financing under the credit facility including the revolving line of credit, the Notes, and the two amendments to the credit facility as of December 31, 2009 are being amortized over the terms of the related debt using the interest method.

Amortization expense for capitalized financing costs for the years ended December 31, 2009, 2008, and 2007 was $2.2 million, $2.1 million, and $1.6 million, respectively.

Maturities of long-term debt as of December 31, 2009 are as follows (in thousands):

2010	$2,550
2011	37,550
2012	239,063
2013	119,299
Thereafter	—

(7) Leases

We lease healthcare facilities, corporate office space, and certain equipment under cancelable and noncancelable operating lease agreements with initial terms of one to 15 years with varying renewal terms.

Total future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

2010	$17,640
2011	15,656
2012	14,612
2013	13,409
2014	12,343
Thereafter	73,502

We are obligated under capital equipment leases that expire at various dates. At December 31, 2009 and 2008, equipment under capital leases included in property and equipment totaled $25.7 million, less accumulated amortization of $12.4 million and $10.2 million, respectively. Future minimum lease payment obligations at December 31, 2009 under these leases are as follows (in thousands):

2010	$935
2011	697
2012	364
2013	10
2014	—

2,006
Amount representing interest	(163)

Total obligations under capital leases	1,843
Current installments of obligations under capital leases	(833)

Obligations under capital leases, excluding current installments	$1,010

For the years ended December 31, 2009, 2008, and 2007, amortization of approximately $2.2 million, $3.0 million, and $2.8 million, respectively, of equipment under capital leases was included in our depreciation and amortization expense.

We, as lessor, also sublease medical office space at our North Texas-Dallas facility. We have operating leases with tenants with initial terms of one to three years with varying renewal terms. Annual rents collected from these tenants approximate $0.2 million.

(8) Sale-Leaseback and Lease Financing Obligations

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

In connection with this facility and in accordance with the terms of the Nonguarantor Lease, we have issued $6.1 million in letters of credit through December 31, 2009, payable to the Health Care REIT, Inc. utilizing capacity available for letters of credit under our revolving credit agreement.

The Nonguarantor Tenant and any future subsidiaries established under Nonguarantor Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9 1/4% Senior Subordinated Notes as discussed in note 6.

(9) Income Taxes

Income tax expense attributable to loss before income taxes consists of the following for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Current:
Federal	$—	$—	$(2,252)
State	786	637	634

Total current	786	637	(1,618)
Deferred	—	763	1,695

Total income tax provision	$786	$1,400	$77

A reconciliation of the expected federal income tax expense attributable to loss from continuing operations (computed by applying the federal corporate income tax rate of 35% to loss before income taxes) to actual income tax expense attributable to loss from continuing operations follows (in thousands):

	2009	2008	2007
Expected federal income tax benefit	$1,312	$(6,884)	$(21,247)
State income taxes, net of federal benefit	496	533	379
Impairment charges not deductible	—	6,510	13,609

	2009	2008	2007
Other nondeductible expenses	76	103	118
Other income tax expense (benefit)	12	14	(22)
Deferred tax asset valuation allowance	(1,110)	1,124	7,240

Actual income tax expense	$786	$1,400	$77

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued vacation expense	$1,611	$1,335
Accrued healthcare claims	516	578
Accrued compensation expense	2,191	2,351
Allowance for doubtful accounts	4,432	3,748
Accrued insurance	1,956	1,659
Net operating losses and credit carryforwards	6,941	7,914
Other	344	346

Total deferred tax assets before valuation allowance	17,991	17,931
Valuation allowance	(8,906)	(10,016)

Total deferred tax assets	9,085	7,915

Deferred tax liabilities:
Depreciation and amortization	(14,585)	(13,415)

Total deferred tax liabilities	(14,585)	(13,415)

Net deferred tax liabilities	$(5,500)	$(5,500)

Pursuant to federal income tax regulations, the Merger discussed in note 2 was considered to be a non-taxable transaction. The Successor Company has approximately $6.0 million of tax deductible goodwill for federal income tax purposes. Net deferred tax liabilities relate to indefinite lived intangibles and therefore are all long-term.

At December 31, 2009 we had net operating loss carry forwards for federal income tax purposes of approximately $17.7 million, which are available to offset future taxable income, if any, through 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deductible temporary differences giving rise to the deferred tax assets are deductible, management believes that it is not more likely than not that we will realize the benefits of these deductible temporary differences. Accordingly, a valuation allowance of $8.9 million has been recorded as of December 31, 2009.

(10) Insurance Arrangements

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

For the years ended December 31, 2009 and 2008, self-insurance for professional and general liability claims was provided up to $1.0 million per occurrence, along with excess liability coverage of $20.0 million and $35.0 million, respectively. Estimated liabilities for general and professional liability risks were $4.5 million at December 31, 2009 and $4.2 million at December 31, 2008.

Our workers’ compensation coverage is provided through a traditional fully insured plan. Under this plan, the regular premiums cover the full cost of any workers’ compensation claims with no deductibles.

Approximately $0.2 million of short-term investments at December 31, 2009 included in other assets is restricted to use, as we are required by our insurance company to maintain this balance as security related to the payment of workers’ compensation claims.

We are self-insured for employee health and dental claims up to an annual individual stop-loss limitation of $200 with a $2.0 million lifetime maximum benefit. Estimated liabilities for employee health and dental claims were $1.4 million and $1.6 million at December 31, 2009 and 2008, respectively.

(11) 401(k) Savings Plan

Substantially all employees are eligible to participate in a profit sharing plan (“Plan”) sponsored by our company. The Plan, designed to qualify under Section 401(k) of the Internal Revenue Code, also provides for employee deferrals of compensation and discretionary company matching. Employer contributions made to the Plan for the years ended December 31, 2009, 2008, and 2007 totaled $1.2 million, $1.1 million, and $1.0 million, respectively.

(12) Stock Options

At December 31, 2009, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

The years ended December 31, 2009, 2008, and 2007 include $0.3 million, $0.3 million, and $0.7 million, respectively, of pre-tax compensation costs related to stock-based compensation arrangements.

	Number of Shares	Weighted average exercise price
Balance at December 31, 2006	1,011,000	$6.00
Granted	841,000	2.50
Cancellations	(656,000)	6.00
Exercised	—	—
Forfeited	(220,000)	6.00
Expired	(135,000)	6.00

Balance at December 31, 2007	841,000	$2.50
Granted	1,743,000	2.50
Cancellations	—	2.50
Exercised	—
Forfeited	(118,500)	2.50
Expired	(95,500)	2.50

Balance at December 31, 2008	2,370,000	$2.50
Granted	60,000	2.50
Cancellations	—	2.50
Exercised	—
Forfeited	(38,750)	2.50
Expired	(25,000)	2.50

Balance at December 31, 2009	2,366,250	$2.50

At December 31, 2009 and 2008, there were 890,146 and 290,250, respectively, stock options vested and exercisable. All of these vested stock options were subject to the modification of the strike price as discussed further in note 3. As of the date of modification, the weighted average fair value was nominal. At December 31, 2009 and 2008, the weighted average exercise price of the vested stock options was $2.50, and the remaining weighted average contractual life of the vested stock options was 7.5 and 7.6 years, respectively. The vested stock option shares had no intrinsic value at December 31, 2009 and 2008.

As of December 31, 2009, there was approximately $0.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 0.6 years. At December 31, 2009, the weighted average remaining contractual life of outstanding options was 7.9 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2008	—	$—
Granted	700,000	—

Outstanding at December 31, 2009	700,000	$—

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

As of December 31, 2009, there was no unrecognized compensation costs related to restricted stock awards.

(13) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payor settlements, short-term receivables in self insurance trusts, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

We follow the guidance for the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of subjective inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than prices included in Level 1) are either directly or indirectly observable, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $244.2 million and $119.3 million, respectively, at December 31, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $207.5 million and $60.2 million, respectively, at December 31, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at December 31, 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $31.5 million. This valuation is categorized as a Level 2 in the valuation hierocracy.

(14) Business and Credit Concentrations

Our hospitals grant credit to patients under terms requiring timely payment. The hospitals generally do not require collateral or other security in extending credit to patients; however, they routinely obtain assignment of (or are otherwise entitled to receive) patients’ benefits payable under patients’ health insurance programs, plans, or policies (e.g., Medicare, Medicaid, Blue Cross, and commercial insurance policies). Because of the geographic diversity of our facilities and non-governmental third-party payors, Medicare represents our largest concentration of credit risk. Net patient service revenue generated directly from the Medicare program represented approximately 57.1% for the year ended December 31, 2009, 61.2% for the year ended December 31, 2008, and 64.6% for the year ended December 31, 2007, of net patient service revenue. Approximately 29.5% and 34.5% of our gross accounts receivable at December 31, 2009 and 2008, respectively, are from this payor source.

(15) Regulatory Matters

All healthcare providers are required to comply with a significant number of laws and regulations at the federal and state government levels. These laws are extremely complex, and in many instances, providers do not have the benefit of significant regulatory or judicial interpretation as to how to interpret and/or apply these laws and regulations. The U.S. Department of Justice and other federal and state agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. As a healthcare provider, we are subject to these regulatory efforts. Healthcare providers that do not comply with these laws and regulations may be subject to civil or criminal penalties, the loss of their licenses, or restriction in their ability to participate in various federal and state healthcare programs. We endeavor to conduct our business in compliance with applicable laws and regulations, including healthcare fraud and abuse laws.

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

We filed our third and final annual report summarizing our annual compliance activities with the OIG on August 10, 2009. On October 14, 2009, the OIG notified us that it had accepted the final report, and that the CCA was no longer in effect.

As a result of our hospital’s state licensures and certifications under the Medicare and various Medicaid programs, we are subject to regular reviews, surveys, audits and investigations conducted by, or on the behalf of, the federal and state agencies, including CMS, that are responsible for the oversight of these programs. These agency’s reviews may include reviews or surveys of our compliance with required conditions of participation regulations. The purpose of these surveys is to ensure that healthcare providers are in compliance with governmental requirements, including requirements such as adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. These surveys may identify deficiencies with conditions of participation which require corrective actions to be made by the hospital within a given timeline. If a hospital is not successful in addressing the deficiencies and conditions in a timely manner, then CMS reserves the right to deem the hospital to be out of compliance with Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. Termination of a hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows.

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007, and conduct audits under CMS’s Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was required to be expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. The results of the enhanced medical necessity reviews and the RAC program audits could have an adverse effect on our business, financial position, result of operations and liquidity. To the extent these reviews result in an adverse finding, we may contest the adverse finding vigorously; however, these matters can result in significant legal expense and consume our resources.

(16) Commitments and Contingencies

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. We are currently defending ourselves against certain Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million to be paid by us, payable in three equal installments, due July 1, 2009, March 31, 2010, and March 31, 2011.

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

(17) Joint Venture

On September 1, 2009, we, along with a subsidiary of Select Medical Corporation (“Select”), each contributed our hospital operations, located in the Muskegon, Michigan market, and related licenses and provider numbers, along with $1.5 million in cash and net assets, into a newly formed limited liability company, in exchange for each receiving a 50% ownership in the newly formed entity. The joint venture, which is currently comprised of 51 beds in two separate locations in the Muskegon market, is managed by Select. The $1.5 million cash contributions made by each party were comprised of a $0.1 million equity contribution and a $1.4 million note receivable (“Subordinated Note”). The 50% ownership we have in the joint venture is held by a newly formed subsidiary of the Company and has been designated as a Nonguarantor subsidiary pursuant to our senior secured credit facility. The Subordinated Notes bear an interest rate of 10% and will mature on August 31, 2019. The joint venture may make quarterly payments on the Subordinated Notes with available cash flows prior to the maturity.

(18) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the years ended December 31, 2009, 2008, and 2007. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$46,680	$1	$—	$46,681
Patient accounts receivable, net of allowance for doubtful accounts	—	64,402	5,101	—	69,503
Due to/from related parties	94,588	(88,925)	(5,663)	—	—
Income taxes receivable	1,784	(602)	—	—	1,182
Other current assets	—	7,123	420	—	7,543

Total current assets	96,372	28,678	(141)	—	124,909
Investment in subsidiaries	291,080	—	—	(291,080)	—
Property and equipment, net	—	59,316	23,031	—	82,347
Other assets, net	6,362	2,835	1,658	—	10,855
Other identifiable intangibles, net	—	16,165	—	—	16,165
Goodwill	—	245,370	—	—	245,370

Total assets	$393,814	$352,364	$24,548	$(291,080)	$479,646

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	646	187	—	833
Current installments of lease financing obligation	—	—	444	—	444
Estimated third party payor settlements	—	8,999	958	—	9,957
Accounts payable	713	24,306	815	—	25,834
Accrued payroll	—	9,142	421	—	9,563
Accrued vacation	—	4,161	207	—	4,368
Accrued insurance	—	932	—	—	932
Accrued interest	6,418	—	—	—	6,418
Accrued other	—	3,972	118	—	4,090

Total current liabilities	9,681	52,158	3,150	—	64,989

Long-term debt, excluding current installments	395,912	—	—	—	395,912
Obligations under capital leases, excluding current installments	—	826	184	—	1,010
Lease financing obligation, excluding current installments	—	—	20,038	—	20,038
Accrued insurance	—	4,371	—	—	4,371
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	5,105	—	—	5,105

Total liabilities	411,093	62,460	23,372	—	496,925

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	172,273	63	12,580	(12,643)	172,273
Retained earnings (accumulated deficit)	(189,552)	289,841	(11,404)	(278,437)	(189,552)

Total stockholder’s equity (deficit)	(17,279)	289,904	1,176	(291,080)	(17,279)

	$393,814	$352,364	$24,548	$(291,080)	$479,646

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$25,261	$1	$—	$25,262
Accounts receivable, net of allowance for doubtful accounts	—	65,984	819	—	66,803
Due to/from related parties	118,651	(108,211)	(10,440)	—	—
Income taxes receivable	1,785	(506)	—	—	1,279
Other current assets	—	7,407	328	—	7,735

Total current assets	120,436	(10,065)	(9,292)	—	101,079
Investment in subsidiary	250,219	—	—	(250,219)	—
Property and equipment, net	—	62,173	24,306	—	86,479
Other assets, net	8,893	3,704	—	—	12,597
Other identifiable intangibles, net	—	17,305	—	—	17,305
Goodwill	—	245,370	—	—	245,370

Total Assets	$379,548	$318,487	$15,014	$(250,219)	$462,830

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	992	260	—	1,252
Current installment of lease financing obligation	—	—	292	—	292
Estimated third-party payor settlements	—	7,075	(844)	—	6,231
Accounts payable	(774)	27,309	158	—	26,693
Accrued payroll	—	9,758	134	—	9,892
Accrued vacation	—	3,526	88	—	3,614
Accrued insurance	—	900	—	—	900
Accrued interest	8,127	—	—	—	8,127
Accrued other	—	3,468	174	—	3,642

Total current liabilities	9,903	53,028	262	—	63,193

Long-term debt, excluding current installments	384,694	—	—	—	384,694
Obligations under capital leases, excluding current installments	—	1,466	370	—	1,836
Lease-financing obligation, excluding current installments	—	—	20,645	—	20,645
Accrued insurance	—	3,592	—	—	3,592
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	3,919	—	—	3,919

Total liabilities	400,097	62,005	21,277	—	483,379

Commitments and contingencies

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	171,965	63	—	(63)	171,965
Retained earnings (deficit)	(192,514)	256,419	(6,263)	(250,156)	(192,514)

Total stockholders’ equity (deficit)	(20,549)	256,482	(6,263)	(250,219)	(20,549)

	$379,548	$318,487	$15,014	$(250,219)	$462,830

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$348,890	$11,421	$—	$360,311

Salaries, wages and benefits	320	161,605	6,613	—	168,538
Supplies	—	33,482	940	—	34,422
Rent	—	24,840	691	—	25,531
Other operating expenses	1,561	80,315	3,101	—	84,977
Provision for doubtful accounts	—	5,572	223	—	5,795
Depreciation and amortization	—	9,326	1,386	—	10,712
Gain on early extinguishment of debt	(5,184)	—	—	—	(5,184)
Loss on disposal of assets	—	118	8	—	126
Intercompany (income) expenses	636	(1,429)	793	—	—
Interest expense, net	29,273	318	1,647	—	31,238

Total expenses	26,606	314,147	15,402	—	356,155

Operating income (loss)	(26,606)	34,743	(3,981)	—	4,156
Earnings in investments in subsidiaries	(29,568)	—	—	29,568	—
Equity in income (loss) of joint venture	—	(537)	129	—	(408)

Income (loss) before income taxes	2,962	34,206	(3,852)	(29,568)	3,748
Provision for income taxes	—	786	—	—	786

Net income (loss)	$2,962	$33,420	$(3,852)	$(29,568)	$2,962

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$349,862	$2,109	$—	$351,971

Salaries, wages and benefits	300	162,322	3,353	—	165,975
Supplies	—	35,179	343	—	35,522
Rent	—	25,065	514	—	25,579
Other operating expenses	1,009	78,253	1,525	—	80,787
Provision for doubtful accounts	—	5,208	26	—	5,234
Depreciation and amortization	—	10,555	1,040	—	11,595
Goodwill impairment charge	—	18,600	—	—	18,600
Gain on early extinguishment of debt	(9,526)	—	—	—	(9,526)
Loss on disposal of asset	—	92	—	—	92
Intercompany (income) expenses	20,951	(21,039)	88	—	—
Interest expense, net	36,262	147	1,374	—	37,783

Total expenses	48,996	314,382	8,263	—	371,641

Operating income (loss)	(48,996)	35,480	(6,154)	—	(19,670)
Earnings in investments in subsidiaries	(28,581)	—	—	28,581	—

Income (loss) before income taxes	(20,415)	35,480	(6,154)	(28,581)	(19,670)
Provision for income taxes	655	745	—	—	1,400

Net income (loss)	$(21,070)	$34,735	$(6,154)	$(28,581)	$(21,070)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

December 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$322,215	$—	$—	$322,215

Salaries, wages and benefits	695	155,389	41	—	156,125
Supplies	—	33,403	57	—	33,460
Rent	—	21,641	3	—	21,644
Other operating expenses	1,033	79,217	7	—	80,257
Provision for doubtful accounts	—	4,740	—	—	4,740
Depreciation and amortization	—	11,254	—	—	11,254
Goodwill impairment charge	—	38,834	—	—	38,834
Intercompany (income) expenses	44,268	(44,268)	—	—	—
Interest expense, net	36,564	(653)	—	—	35,911

Total expenses	82,560	299,557	108	—	382,225

Operating income (loss)	(82,560)	22,658	(108)	—	(60,010)
Earnings in investments in subsidiaries	21,259	—	—	(21,259)	—
Equity in loss of joint venture	—	(695)	—		(695)

Income (loss) before income taxes	(61,301)	21,963	(108)	(21,259)	(60,705)
Provision for (benefit from) from income taxes	(519)	596	—	—	77

Net income (loss)	$(60,782)	$21,367	$(108)	$(21,259)	$(60,782)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,962	$33,420	$(3,852)	$(29,568)	$2,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,216	9,424	1,386	—	13,026
Provision for doubtful accounts	—	5,572	223	—	5,795
Gain on early extinguishment of debt	(5,184)	—	—	—	(5,184)
Loss on the disposition of assets	—	126	—	—	126
Equity in income (loss) of joint venture	—	537	(129)	—	408
Equity compensation	308	—	—	—	308
Changes in operating assets and liabilities:
Patient accounts receivable	—	(3,990)	(4,505)	—	(8,495)
Other current assets	—	446	(244)	—	202
Change in investments in subsidiaries	(29,568)	—	—	29,568	—
Other assets	97	387	—	—	484
Due to/from related parties	15,351	(20,365)	5,014	—	—
Estimated third party payor settlements	—	1,923	1,803	—	3,726
Accounts payable and accrued liabilities	(1,301)	(1,367)	1,064	—	(1,604)
Other noncurrent liabilities	—	1,966	—	—	1,966

Net cash provided by (used in) operating activities	(15,119)	28,079	760	—	13,720

Cash flows from investing activities:
Purchases of property and equipment	—	(5,672)	(140)	—	(5,812)
Investment in joint venture	(1,500)	—	(6)	1,500	(6)
Note receivable with joint venture	—	—	(1,400)	—	(1,400)

Net cash used in investing activities	(1,500)	(5,672)	(1,546)	1,500	(7,218)

Cash flows from financing activities:
Equity investments	—	—	1,500	(1,500)	—
Net change in borrowings under the line of credit	25,000	—	—	—	25,000
Payments of notes payable and long-term debt	(8,381)	—	—	—	(8,381)
Payments on obligations under capital leases	—	(988)	(258)	—	(1,246)
Payments on lease financing obligation	—	—	(456)	—	(456)

Net cash provided by (used in) financing activities	16,619	(988)	786	(1,500)	14,917

Net increase in cash and cash equivalents	—	21,419	—	—	21,419
Cash and cash equivalents, beginning of year	—	25,261	1	—	25,262

Cash and cash equivalents, end of year	$—	$46,680	$1	$—	$46,681

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,070)	$34,735	$(6,154)	$(28,581)	$(21,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,132	10,555	1,040	—	13,727
Provision for doubtful accounts	—	5,208	26	—	5,234
Impairment charges	—	18,600	—	—	18,600
Gain on early extinguishment of debt	(9,526)	—	—	—	(9,526)
Loss on the disposition of assets	—	92	—	—	92
Deferred income tax expense	763	—	—	—	763
Equity compensation amortization	288	—	—	—	288
Changes in operating assets and liabilities:
Patient accounts receivable	—	(4,280)	(846)	—	(5,126)
Other current assets	298	(1,162)	1,605	—	741
Change in investments in subsidiary	(28,581)	—	—	28,581	—
Other assets	(81)	572	—	—	491
Due to from related parties	51,687	(61,179)	9,492	—	—
Estimated third-party payor settlements	—	1,331	(844)	—	487
Accounts payable and accrued expenses	3,131	10,319	(572)	—	12,878
Other noncurrent liabilities	—	(5,284)	—	—	(5,284)

Net cash provided by (used in) operating activities	(959)	9,507	3,747	—	12,295

Cash flows from investing activities:
Purchases of property and equipment	—	(4,841)	(8,265)	—	(13,106)
Sale-leaseback proceeds	—	3,822	—	—	3,822

Net cash provided by (used in) investing activities	—	(1,019)	(8,265)	—	(9,284)

Cash flows from financing activities:
Proceeds from lease financing obligation	—	—	3,975	—	3,975
Payment on lease financing obligation	—	—	(86)	—	(86)
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of notes payable and long-term debt	(9,041)	—	—	—	(9,041)
Proceeds from capital lease financing	—	963	839	—	1,802
Payments on obligations under capital leases	—	(2,006)	(209)	—	(2,215)

Net cash provided by (used in) financing activities	959	(1,043)	4,519	—	4,435

Net decrease in cash and cash equivalents	—	7,445	1	—	7,446
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$25,261	$1	$—	$25,262

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

December 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(60,782)	$21,367	$(108)	$(21,259)	$(60,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,638	11,255	—	—	12,893
Provision for doubtful accounts	—	4,740	—	—	4,740
Impairment charges	—	38,834	—	—	38,834
Equity in loss of joint venture	—	695	—	—	695
Deferred income tax expense (benefit)	1,695	—	—	—	1,695
Equity compensation amortization	684	—	—	—	684
Changes in operating assets and liabilities:
Patient accounts receivable	—	(4,187)	—	—	(4,187)
Other current assets	4,587	(581)	—	—	4,006
Change in investments in subsidiary	(21,259)	—	—	21,259	—
Other assets	(3,141)	3,218	—	—	77
Due to from related parties	74,837	(75,658)	821	—	—
Estimated third-party payor settlements	—	(2,564)	—	—	(2,564)
Accounts payable and accrued expenses	(46)	(6,436)	1,129	—	(5,353)
Other noncurrent liabilities	(1,024)	435	—	—	(589)

Net cash provided by (used in) operating activities	(2,811)	(8,882)	1,842	—	(9,851)

Cash from investing activities:
Purchases of property and equipment	—	(30,525)	(16,955)	—	(47,480)
Sale-leaseback proceeds	—	31,104	—	—	31,104

Net cash provided by (used in) investing activities	—	579	(16,955)	—	(16,376)

Cash flows from financing activities:
Deferred financing costs	—	(3,142)	—	—	(3,142)
Proceeds from lease financing obligation	—	—	15,113	—	15,113
Payments of notes payable and long-term debt	(3,188)	—	—	—	(3,188)
Payments on obligations under capital leases	—	(3,989)	—	—	(3,989)
Equity contribution from parent	5,999	—	—	—	5,999

Net cash provided by (used in) financing activities	2,811	(7,131)	15,113	—	10,793

Net decrease in cash and cash equivalents	—	(15,434)	—	—	(15,434)
Cash and cash equivalents, beginning of period	—	33,250	—	—	33,250

Cash and cash equivalents, end of period	$—	$17,816	$—	$—	$17,816

(19) Selected Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited financial data for each quarter or the last two years (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009
Net revenues	$95,024	$91,645	$84,261	$89,381
Income (loss) before income taxes	2,048	(1,996)	(1,311)	5,007
Net income (loss)	1,823	(2,171)	(1,503)	4,813

Year ended December 31, 2008
Net revenues	$88,761	$86,632	$82,394	$94,184
Loss before income taxes	(2,717)	(3,902)	(5,090)	(7,961)
Net loss	(2,917)	(4,127)	(5,925)	(8,101)

Operating results for the fourth quarter of 2009 included a charge of $3.1 million for an estimated cost-to-charge ratio reconciliation for one of our hospitals and a gain of $5.2 million, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of indebtedness.

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

Part IV

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to Cost and Expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts for the year ended December, 31, 2009	$10,144	$5,795	$(3,921)	$12,018
Allowance for doubtful accounts for the year ended December, 31, 2008	$19,394	$5,234	$(14,484)	$10,144
Allowance for doubtful accounts for the year ended December, 31, 2007	16,392	4,740	(1,738)	19,394

(1)	Deductions represent write-offs and other adjustments against the reserve. In 2008, we wrote-off all accounts receivable related to our old system that had been previously fully reserved.

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

Signature	Title	Date

/s/ G. Wayne McAlister	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 31, 2010
G. Wayne McAlister

/s/ Phillip B. Douglas	President	March 31, 2010
Phillip B. Douglas

/s/ Chris A. Walker	Chief Financial Officer (principal financial officer)	March 31, 2010
Chris A. Walker

/s/ Karen H. Bechtel	Director	March 31, 2010
Karen H. Bechtel

/s/ William P. Johnston	Director	March 31, 2010
William P. Johnston

/s/ William Hamburg	Director	March 31, 2010
William Hamburg

/s/ Stephen H. Wise	Director	March 31, 2010
Stephen H. Wise

/s/ William H. McMullan, Jr.	Director	March 31, 2010
William H. McMullan, Jr.

EXHIBIT INDEX

3.1	Certificate of Incorporation of LifeCare Holdings, Inc., filed as Exhibit 3.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.2	By-laws of LifeCare Holdings, Inc., filed as Exhibit 3.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.3	Certificate of Incorporation of LifeCare Hospitals of Milwaukee, Inc., as amended, filed as Exhibit 3.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.4	Certificate of Incorporation of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006

3.5	Certificate of Incorporation of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.6	Certificate of Incorporation of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.7	Articles of Organization of CareRehab Services, LLC, filed as Exhibit 3.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.8	Articles of Incorporation of LifeCare Hospitals, Inc., as amended, filed as Exhibit 3.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.9	Articles of Organization of LifeCare Hospitals of North Carolina, LLC, as amended, filed as Exhibit 3.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.10	Articles of Organization of LifeCare Hospitals of New Orleans, LLC, as amended, filed as Exhibit 3.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.11	Articles of Organization of LifeCare Management Services, LLC, as amended, filed as Exhibit 3.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.12	Articles of Organization of Crescent City Hospitals, LLC, filed as Exhibit 3.12 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.13	Articles of Incorporation of NextCARE Hospitals/Muskegon, Inc., as amended, filed as Exhibit 3.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.14	Articles of Incorporation of LifeCare Hospitals of Chester County, Inc., filed as Exhibit 3.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.15	Articles of Organization of LifeCare Holding Company of Texas, LLC, as amended, filed as Exhibit 3.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.16	Articles of Incorporation of LifeCare Hospitals of Dayton, Inc., filed as Exhibit 3.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.17	Articles of Incorporation of LifeCare Hospitals of Pittsburgh, Inc., filed as Exhibit 3.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.18	Articles of Organization of LifeCare Investments, LLC., filed as Exhibit 3.18 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.19	Certificate of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, as amended, filed as Exhibit 3.19 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.20	Certificate of Limited Partnership of LifeCare Hospitals of North Texas, LP, as amended, filed as Exhibit 3.20 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.21	Certificate of Limited Partnership of San Antonio Specialty Hospital, Ltd., as amended, filed as Exhibit 3.21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.22	Bylaws of LifeCare Hospitals of Milwaukee, Inc., filed as Exhibit 3.22 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.23	Bylaws of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.23 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.24	Bylaws of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.24 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.25	Bylaws of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.25 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.26	Amended and Restated Operating Agreement of CareRehab Services, LLC, filed as Exhibit 3.26 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.27	First Amended and Restated Bylaws of LifeCare Hospitals, Inc., filed as Exhibit 3.27 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.28	Amended and Restated Operating Agreement of LifeCare Hospitals of North Carolina, LLC, filed as Exhibit 3.28 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.29	Amended and Restated Operating Agreement of LifeCare Hospitals of New Orleans, LLC, filed as Exhibit 3.29 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.30	Amended and Restated Operating Agreement of LifeCare Management Services, LLC, filed as Exhibit 3.30 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.31	Operating Agreement of Crescent City Hospitals, LLC, filed as Exhibit 3.31 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.32	By-laws of NextCARE Hospitals/Muskegon, Inc, filed as Exhibit 3.32 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.33	Bylaws of LifeCare Hospitals of Chester County, Inc, filed as Exhibit 3.33 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.34	Amended and Restated Operating Agreement of LifeCare Holding Company of Texas, LLC, filed as Exhibit 3.34 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.35	Bylaws of LifeCare Hospitals of Dayton, Inc, filed as Exhibit 3.35 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.36	Bylaws of LifeCare Hospitals of Pittsburgh, Inc, filed as Exhibit 3.36 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.37	Amended and Restated Operating Agreement of LifeCare Investments, LLC, filed as Exhibit 3.37 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.38	Agreement of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, filed as Exhibit 3.38 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.39	Agreement of Limited Partnership of LifeCare Hospitals of North Texas, LP, filed as Exhibit 3.39 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.40	Agreement of Limited Partnership of San Antonio Specialty Hospital, Ltd, filed as Exhibit 3.40 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.1	Indenture dated as of August 11, 2005 between Rainier Acquisition Corp. and U.S. Bank National Association, filed as Exhibit 4.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.2	Supplemental Indenture dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd. and U.S. Bank National Association, filed as Exhibit 4.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.3	Registration Rights Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.4	Joinder Agreement dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.5	Form of 9 1/4% Senior Subordinated Notes due 2013 (contained in Exhibit 4.2), filed as an exhibit to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.1	Lease Agreement between Mercy Health Services and NextCARE, Inc. dated as of June 26, 1998, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.2	Amendment to Lease Agreement between Mercy Health Services and NextCARE Inc., dated May 1, 2001, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.3	Letter Agreement between Mercy Health Services and NextCARE, Inc. dated October 30, 2003, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(a)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 460), filed as Exhibit 10.4(a) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(b)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 600), filed as Exhibit 10.4(b) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(c)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 620), filed as Exhibit 10.4(c) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.5	Amendment to Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD. and San Antonio Specialty Hospital, Ltd. dated November 6, 2003, filed as Exhibit 10.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.6	First Amendment to Sublease dated as of July 19, 2005 by and between Shreveport Doctors Hospital 2003, Ltd. and LifeCare Hospitals, Inc., filed as Exhibit 10.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.7	Stockholders Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.8	Registration Rights Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.9	Management Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, Rainier Acquisition Corp. and TC Group IV, L.L.C., filed as Exhibit 10.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.10	Employment Agreement with W. Earl Reed, III, filed as Exhibit 10.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.11	Employment Agreement with Bryan D. Burklow, filed as Exhibit 10.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.13	Employment Agreement with Chris Walker, filed as Exhibit 10.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.14	Employment Agreement with Phil Douglas, filed as Exhibit 10.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.15	Purchase Agreement dated as of August 5, 2005 between Rainier Acquisition Corp. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 10.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.16	Credit Agreement dated as of August 11, 2005 among Rainier Acquisition Corp., LCI Holdco, LLC, the Lenders named therein and J.P. Morgan Chase Bank, N.A., a national banking association, as administrative agent and collateral agent, filed as Exhibit 10.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.17	Security Agreement dated as of August 11, 2005 by Rainier Acquisition Corp. and the Grantors referred to therein to JP Morgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.18	Chief Executive Officer and Executive Vice President 2006 Bonus Plan Summary, filed as Exhibit 10.18 to the LifeCare Holdings, Inc. Form 10-K report on April 2, 2007.

10.19	Amendment No. 1, dated May 2, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.20	Amendment No. 2, dated December 6, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on December 12, 2007.

10.21	Master Lease Agreement dated September 1, 2006 by and between Health Care REIT, Inc. and LCI Healthcare Holdings, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on September 8, 2006.

10.22	Master Lease Agreement dated May 2, 2007 by and between Health Care REIT, Inc. and LifeCare REIT 1, Inc., filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.23	Amended and Restated Master Lease Agreement dated June 6, 2007 by and between Health Care REIT, Inc., HCRI Texas Properties LTD, HCRI Wisconsin Properties, LLC, and LifeCare REIT 1, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on June 12, 2007.

10.24	Letter Agreement with William Hamburg, filed as Exhibit 10.24 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.25	Employment Agreement with G. Wayne McAlister, filed as Exhibit 10.25 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.26	Amendment No. 1 to G. Wayne McAlister’s Employment Agreement, filed as Exhibit 10.01 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.27	Amendment No. 1 to Phillip B. Douglas’ Employment Agreement, filed as Exhibit 10.02 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.28	Amended and Restated Executive Employment Agreement for Chris A. Walker, filed as Exhibit 10.03 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.29	Employment Agreement with Grant B. Asay, filed as Exhibit 10.04 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.30	Amendment No. 1 to Grant B. Asay’s Employment Agreement, filed as Exhibit 10.05 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.31	Form of Transaction Bonus Agreement, filed as Exhibit 10.06 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.32	Employment Agreement with Catherine A. Conner, filed as Exhibit 10.32 to the LifeCare Holdings, Inc. Form 10-K report on March 31, 2009.

10.33	Amended and Restated Executive Employment Agreement with Grant B. Asay, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 10-Q report on November 13, 2009.

10.34	Amended and Restated Transaction Bonus Agreement with Grant B. Asay, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form 10-Q report on November 13, 2009.

10.35	Employment Agreement with Erik C. Pahl.

12	Statement re: Computation of Ratios.

21	Subsidiaries of LifeCare Holdings, Inc, filed as Exhibit 21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.