Form 10-Q
period 2010-03-31
LifeCare Holdings, Inc.
filed 2010-05-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

As of May 14, 2010, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2010 (unaudited) and December 31, 2009

(In thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$50,957	$46,681
Accounts receivable, net of allowance for doubtful accounts of $13,011 and $12,018 respectively	71,283	69,503
Income taxes	998	1,182
Other current assets	7,873	7,543

Total current assets	131,111	124,909
Property and equipment, net	80,134	82,347
Other assets	10,166	10,855
Identifiable intangibles, net	15,880	16,165
Goodwill	245,370	245,370

	$482,661	$479,646

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	716	833
Current installment of lease financing obligation	452	444
Estimated third party payor settlements	8,235	9,957
Accounts payable	26,781	25,834
Accrued payroll	11,581	9,563
Accrued vacation	4,797	4,368
Accrued insurance	969	932
Accrued interest	3,584	6,418
Accrued other	2,927	4,090

Total current liabilities	62,592	64,989
Long-term debt, excluding current installments	395,274	395,912
Obligations under capital leases, excluding current installments	847	1,010
Lease financing obligation, excluding current installments	19,921	20,038
Accrued insurance	4,684	4,371
Other noncurrent liabilities	11,017	10,605

Total liabilities	494,335	496,925

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	172,346	172,273
Accumulated deficit	(184,020)	(189,552)

Total stockholder’s deficit	(11,674)	(17,279)

	$482,661	$479,646

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Net patient service revenue	$94,960	$95,024

Salaries, wages, and benefits	41,501	43,182
Supplies	9,239	8,754
Rent	6,524	6,503
Other operating expenses	20,900	21,764
Provision for doubtful accounts	1,589	1,358
Gain on early extinguishment of debt	—	(84)
Depreciation and amortization	2,549	2,635
Interest expense, net	7,005	8,327

Total expenses	89,307	92,439

Operating income	5,653	2,585
Equity in income (loss) of joint venture	54	(537)

Income before income taxes	5,707	2,048
Provision for income taxes	175	225

Net income	$5,532	$1,823

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the three months ended March 31, 2010

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2009	$—	$172,273	$(189,552)	$(17,279)
Equity compensation amortization	—	73	—	73
Net income	—	—	5,532	5,532

Balance, March 31, 2010	$—	$172,346	$(184,020)	$(11,674)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$5,532	$1,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,118	3,177
Provision for doubtful accounts	1,589	1,358
Equity compensation amortization	73	83
Gain on early extinguishment of debt	—	(84)
Equity in (income) loss of joint venture	(54)	537
Changes in operating assets and liabilities:
Patient accounts receivable	(3,368)	(7,891)
Current income taxes	184	190
Other current assets	(329)	(203)
Other assets	173	155
Estimated third party payor settlements	(1,722)	(5,347)
Accounts payable and accrued liabilities	(198)	1,109
Other liabilities	725	(98)

Net cash provided by (used in) operating activities	5,723	(5,191)

Cash flows from investing activities:
Purchases of property and equipment	(422)	(1,231)

Net cash used in investing activities	(422)	(1,231)

Cash flows from financing activities:
Borrowings under the line of credit	—	25,000
Payments of notes payable and long-term debt	(638)	(63)
Payments on obligations under capital leases	(280)	(307)
Payments on lease financing obligation	(107)	(146)

Net cash provided by (used in) financing activities	(1,025)	24,484

Net increase in cash and cash equivalents	4,276	18,062
Cash and cash equivalents, beginning of period	46,681	25,262

Cash and cash equivalents, end of period	$50,957	$43,324

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$9,333	$11,786
Net income taxes paid	9	34
Investing activities:
Fixed asset adjustment on building value	369	—

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”). Intermediate Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of our senior management and board of directors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005 (the “Merger”).

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three months ended March 31, 2010 and 2009 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2009 included in the Form 10-K we filed on March 31, 2010 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although we believe the disclosure is adequate to make the information presented not misleading.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as our company is managed as one operating segment. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, an impairment charge may be recorded.

Income Taxes

For the three months ended March 31, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on recent taxable loss trends.

We follow the threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for original tax returns filed for 2006 through 2009. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

On November 6, 2009, new legislation was enacted, “The Worker, Homeownership, and Business Assistance Act of 2009,” whereby businesses may elect to carry back net operating losses for up to five years for losses incurred in either 2008 or 2009. Previously, the carry back period was limited to two years. We are currently evaluating the impact this new law may have on our ability to utilize our net operating losses.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2010 (see note 5).

Recent Accounting Pronouncements

Since the filing of our 2009 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2010 consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(3) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended March 31, 2010 and 2009, include decreases of $0.1 million and $0.2 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program.

(4) Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior secured credit facility—term loan	$243,525	$244,163
9 1/4 % senior subordinated notes	119,299	119,299
Revolving credit facility	35,000	35,000

Total long-term debt	397,824	398,462
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$395,274	$395,912

As of March 31, 2010, the senior secured credit facility consists of (i) a $60 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans and (ii) a $243.5 million term loan facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing four quarter basis.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(5) Stock Options

At March 31, 2010, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments. Income from the three months ended March 31, 2010 and 2009 includes $0.1 million of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2009	2,366,250	$2.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,250)	2.50

Balance at March 31, 2010	2,365,000	$2.50

At March 31, 2010, the weighted average remaining contractual life of outstanding options was 7.6 years. There were 1,453,916 stock options exercisable at March 31, 2010. At March 31, 2010, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 7.5 years and they had no intrinsic value.

As of March 31, 2010, there was approximately $0.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of less than one year.

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

As of March 31, 2010, there was no unrecognized compensation costs related to restricted stock awards.

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

As a result of our hospital’s state licensures and certifications under the Medicare and various Medicaid programs, we are subject to regular reviews, surveys, audits and investigations conducted by, or on the behalf of, the federal and state agencies, including the Centers for Medicare & Medicaid Services (“CMS”), that are responsible for the oversight of these programs. These agencies’ reviews may include reviews or surveys of our compliance with required conditions of participation regulations. The purpose of these surveys is to ensure that healthcare providers are in compliance with governmental requirements, including requirements such as adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

protection and healthcare fraud and abuse. These surveys may identify deficiencies with conditions of participation which require corrective actions to be made by the hospital within a given timeline. If a hospital is not successful in addressing the deficiencies and conditions in a timely manner, then CMS reserves the right to deem the hospital to be out of compliance with Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. Termination of a hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows.

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of long-term acute care (“LTAC”) hospital cases pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007, and conduct audits under CMS’s Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was required to be expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. The results of the enhanced medical necessity reviews and the RAC program audits could have an adverse effect on our business, financial position, result of operations and liquidity. To the extent these reviews result in an adverse finding, we may contest the adverse finding vigorously; however, these matters can result in significant legal expense and consume our resources.

(7) Commitments and Contingencies

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. We are currently defending ourselves against certain Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with our insurance carrier whereby they agreed to continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in return for $1.0 million, payable by us in three equal installments of $0.3 million each, due July 1, 2009, March 31, 2010, and March 31, 2011.

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as a LTAC hospital in accordance with Medicare regulations. Additionally, many of our hospitals operate in space leased from general acute care hospitals (“host hospitals”); consequently, these “hospitals within a hospital” (“HIH”) are subject to additional specific Medicare HIH regulations in addition to the general LTAC hospital regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If an LTAC hospital located in a host hospital fails to meet the HIH regulations, it may also lose its status as an LTAC hospital. The determinations are made on an annual basis.

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

(8) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third-party payor settlements, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

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

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $243.5 million and $119.3 million, respectively, at March 31, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $224.0 million and $82.3 million, respectively, at March 31, 2010. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $244.2 million and $119.3 million, respectively, at December 31, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $207.5 million and $60.2 million, respectively, at December 31, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at March 31, 2010 and December 31, 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $33.2 million and $31.5 million at March 31, 2010 and December 31,2 009, respectively. These valuations are categorized as a Level 2 in the valuation hierarchy.

(9) Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three months ended at March 31, 2010 and 2009. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$50,956	$1	$—	$50,957
Patient accounts receivable, net of allowance for doubtful accounts	—	67,211	4,072	—	71,283
Due to/from related parties	86,433	(81,383)	(5,050)	—	—
Income taxes receivable	1,785	(787)	—	—	998
Other current assets	—	7,396	477	—	7,873

Total current assets	88,218	43,393	(500)	—	131,111
Investment in subsidiaries	301,462	—	—	(301,462)	—
Property and equipment, net	—	57,690	22,444	—	80,134
Other assets, net	5,791	2,664	1,711	—	10,166
Other identifiable intangibles, net	—	15,880	—	—	15,880
Goodwill	—	245,370	—	—	245,370

Total assets	$395,471	$364,997	$23,655	$(301,462)	$482,661

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	538	178	—	716
Current installments of lease financing obligation	—	—	452	—	452
Estimated third party payor settlements	—	7,339	896	—	8,235
Accounts payable	237	25,942	602	—	26,781
Accrued payroll	—	11,175	406	—	11,581
Accrured vacation	—	4,575	222	—	4,797
Accrued insurance	—	969	—	—	969
Accrued interest	3,584	—	—	—	3,584
Accrued other	—	2,780	147	—	2,927

Total current liabilities	6,371	53,318	2,903	—	62,592

Long-term debt, excluding current installments	395,274	—	—	—	395,274
Obligations under capital leases, excluding current installments	—	706	141	—	847
Lease financing obligation, excluding current installments	—	—	19,921	—	19,921
Accrued insurance	—	4,684	—	—	4,684
Other noncurrent liabilities	5,500	5,517	—	—	11,017

Total liabilities	407,145	64,225	22,965	—	494,335

Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	172,346	63	12,580	(12,643)	172,346
Retained earnings (accumulated deficit)	(184,020)	300,709	(11,890)	(288,819)	(184,020)

Total stockholder’s equity (deficit)	(11,674)	300,772	690	(301,462)	(11,674)

	$395,471	$364,997	$23,655	$(301,462)	$482,661

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$88,365	$6,595	$—	$94,960

Salaries, wages and benefits	76	39,706	1,719	—	41,501
Supplies	—	8,776	463	—	9,239
Rent	—	6,295	229	—	6,524
Other operating expenses	274	19,427	1,199	—	20,900
Provision for doubtful accounts	—	1,477	112	—	1,589
Depreciation and amortization	—	2,209	340	—	2,549
Intercompany (income) expenses	150	(644)	494	—	—
Interest expense, net	6,535	75	395	—	7,005

Total expenses	7,035	77,321	4,951	—	89,307

Operating income (loss)	(7,035)	11,044	1,644	—	5,653
Earnings in investments in subsidiaries	(12,567)	—	—	12,567	—
Equity in income of joint venture	—	—	54	—	54

Income before income taxes	5,532	11,044	1,698	(12,567)	5,707
Provision for income taxes	—	175	—	—	175

Net income	$5,532	$10,869	$1,698	$(12,567)	$5,532

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,532	$10,869	$1,698	$(12,567)	$5,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	2,208	340	—	3,118
Provision for doubtful accounts	—	1,477	112	—	1,589
Equity compensation amortization	73	—	—	—	73
Equity in income of joint venture	—	—	(54)	—	(54)
Changes in operating assets and liabilities:
Patient accounts receivable	—	(4,285)	917	—	(3,368)
Other current assets	225	(313)	(57)	—	(145)
Change in investments in subsidiaries	(12,567)	—	—	12,567	—
Other assets	—	173	—	—	173
Due to/from related parties	9,743	(7,317)	(2,426)	—	—
Estimated third party payor settlements	—	(1,659)	(63)	—	(1,722)
Accounts payable and accrued liabilities	(2,938)	2,927	(187)	—	(198)
Other liabilities	—	725	—	—	725

Net cash provided by operating activities	638	4,805	280	—	5,723

Cash flows from investing activities:
Purchases of property and equipment	—	(302)	(120)	—	(422)

Net cash used in investing activities	—	(302)	(120)	—	(422)

Cash flows from financing activities:
Payments of notes payable and long-term debt	(638)	—	—	—	(638)
Payments on obligations under capital leases	—	(227)	(53)	—	(280)
Payments on lease financing obligation	—	—	(107)	—	(107)

Net cash used in financing activities	(638)	(227)	(160)	—	(1,025)

Net increase in cash and cash equivalents	—	4,276	—	—	4,276
Cash and cash equivalents, beginning of year	—	46,680	1	—	46,681

Cash and cash equivalents, end of year	$—	$50,956	$1	$—	$50,957

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of March 31, 2010, we operated 19 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 11 freestanding facilities (73% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,059 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”). Intermediate Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of our senior management and board of directors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005 (the “Merger”).

Recent Trends and Events

Hospital Openings and Closings

On September 1, 2009, we, along with a subsidiary of Select Medical Corporation (“Select”), each contributed our hospital operations, located in the Muskegon, Michigan market, and related licenses and provider numbers, along with $1.5 million in cash and net assets, into a newly formed limited liability company in exchange for each receiving a 50% ownership in the newly formed entity. The joint venture, which is currently comprised of 51 beds in two separate locations in the Muskegon market, is managed by Select. The $1.5 million cash contributions made by each party were comprised of a $0.1 million equity contribution and a $1.4 million note receivable (“Subordinated Note”). The 50% ownership we have in the joint venture is held by a newly formed subsidiary of our company and has been designated as a non-guarantor subsidiary pursuant to our senior secured credit facility. The Subordinated Note bears an interest rate of 10% and will mature on August 31, 2019. The joint venture may make quarterly payments with available cash flows prior to the maturity.

Regulatory Changes

Approximately 61.5% and 61.3% of our total net patient service revenue for the three months ended March 31, 2010 and 2009, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2010 Proposed Rule

On May 4, 2010, the Centers for Medicare & Medicaid Services (“CMS”) published their proposed annual payment update for LTAC hospitals for the 2011 rate year, which will be effective for all discharges on or after October 1, 2010 (the “2010 Proposed Rule”). The proposed rule includes a net decrease in the standard federal rate of $40 to $39,857, or 0.1%, which is based on a market basket update of 2.4% less an adjustment of 2.5% to account for changes in documentation and coding practices. The proposed rule also includes an increase in the high-cost outlier fixed-loss amount to $18,692 from $18,425. Additionally, the proposed rule includes updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LT-DRG”), which CMS indicates will be budget neutral for aggregate LTAC hospital payments. CMS has estimated that the proposed changes for the 2011 rate year, taken as a whole, will result in an increase of 0.8% in Medicare reimbursement to LTAC hospitals. The increase is attributable to the proposed changes to the area wage adjustment for the 2011 rate year of 0.1%, an estimated increase in high-cost outlier payments of 0.5%, and an estimated increase in short-stay outlier payments of 0.3%. Individual hospitals, however, may see varying effects of this proposed rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The policies and payment rates in the proposed rule do not reflect the statutory changes made by the recent health reform legislation, the Patient Protection and Affordable Care Act (“PPACA”), or the reconciliation bill that followed, the Health Care and Education Affordability Reconciliation Act of 2010. CMS intends to publish separate rules addressing changes made to the LTAC Prospective Payment System (“PPS”) 2010 and 2011 rate year by the PPACA and the reconciliation bill.

2010 Healthcare Reform Law

On March 23, 2010, the President signed into law the PPACA. This act makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which makes certain amendments to the law signed by the President on March 23, 2010.

The PPACA, together with the Health Care and Education Affordability Reconciliation Act of 2010, also made changes to the Medicare program relevant to the LTAC industry, including the following key provisions, among other things:

•	a two-year extension of the LTAC provisions originally included in the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”),

•	the implementation of quality reporting requirements for LTAC hospitals beginning in rate year 2014,

•	reductions in the annual market basket rate increases of 0.25% for rate year 2010, and ranging from 0.1% to 0.75% for rate years beginning 2011 through 2019,

•	additional reductions in the annual market basket rate increases as the result of productivity adjustments beginning in 2012, which are expected to approximate 1% annually, and

•	the development of a new hospital wage index system to replace the current system of calculating the hospital wage index based on cost report data.

In addition, the PPACA creates an “Independent Payment Advisory Board” to develop and submit proposals to the President and Congress designed to reduce Medicare spending, and provides for pilot programs to explore a bundled payment system for an episode of care that includes an inpatient stay in a hospital and post-acute care provided within 30 days after discharge.

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

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updated the rate year 2010 PPS payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which was based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

2009 Interim Final Rule

On June 3, 2009, CMS published an interim final rule whereby CMS adopted a new table of MS-LT-DRGs relative weights for all discharges from LTAC hospitals on or after June 3, 2009 through the remainder of fiscal year 2009, which ended on September 30, 2009 (the “2009 Interim Final Rule”). CMS indicated in the interim final rule that it misapplied its established methodology in the calculation of the budget neutrality factor in determining the relative weights for the 2009 fiscal year. Accordingly, CMS revised the MS-LT-DRG relative weights with this interim final rule to correct the misapplication. The initial budget neutrality factor used by CMS was 1.04186, which CMS states was calculated using unadjusted recalibrated relative weights rather than using the normalized relative weights. The revised calculation resulted in a budget neutrality factor of 1.0030401. The application of this revised budget neutrality factor resulted in a reduction in the relative weights of approximately 3.9% for the 2009 fiscal year (beginning October 1, 2008). There are certain regulatory restrictions that prevented a retroactive correction of this calculation adjustment; therefore, CMS only applied the corrected weights to LTAC hospital discharges occurring on or after June 3, 2009 through September 30, 2009.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, legislation known as the American Recovery and Reinvestment Act of 2009 (“2009 Act”) was signed into law. This legislation included certain amendments to the Medicare, Medicaid and the SCHIP Extension Act, including the application of the moratorium granted to LTAC hospitals regarding the “25 Percent Rule” as it applies to certain “grandfathered” LTAC satellite hospitals. Prior to the 2009 Act amendment, CMS’s interpretation of the moratorium provisions was such that grandfathered “satellites” were excluded from the moratorium; however, the 2009 Act clarified that the provisions of the moratorium are applicable to “grandfathered” LTAC satellite hospitals.

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

CMS Changes to MS-LT-DRG Weighting for Fiscal 2009

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

Regulatory Matters

Periodically CMS will conduct surveys of hospitals and other health care providers as a condition of participation in the Medicare program. The purpose of these surveys is to ensure that healthcare providers are in compliance with various governmental requirements related to adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. On July 24, 2009, we received a notice from CMS that pursuant to a routine inspection related to the physical plant of one of our hospitals, certain deficiencies and conditions were noted to exist which must be corrected. Subsequent to this notice, we implemented corrective plans to remedy the deficiencies and conditions that were cited in the CMS notification, and, in a limited number of cases, we requested and were granted time-limited waivers for certain matters that will require additional time to remedy. As a result of the corrective actions and the receipt of certain waivers, we were notified by CMS on October 15, 2009, that the hospital is in compliance with the Medicare conditions of participation and that the hospital is no longer subject to termination of its participation in the Medicare program as a result of the initial deficiencies and conditions. If the hospital is not successful in addressing the deficiencies and conditions in a timely manner as permitted by the waivers granted by CMS, which extend through June 1, 2010, then CMS reserves the right to deem the hospital to be out of compliance with certain Medicare conditions of participation and may terminate the hospital from participation in the Medicare program. The termination of this hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows. We are in the process of correcting the remaining deficiencies and conditions for which waivers were granted and believe that these issues will be successfully resolved in a timely manner and that the hospital will continue to comply with the conditions of participation as set forth by CMS.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 61.5% and 61.3% of total net patient service revenue for the three months ended March 31, 2010 and 2009, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTAC hospital PPS are subject to review by the regulatory authorities, including enhanced medical necessary reviews pursuant to the SCHIP Extension Act and the Recovery Audit Contractor (“RAC”) program pursuant to the Tax Relief and Health Care Act of 2006. These reviews primarily focus on the accuracy of the MS-LT-DRG assigned to each discharged patient and normally occur after the completion of the billing process.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2009 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as our company is managed as one operating segment. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, an impairment charge may be recorded.

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net patient service revenue	$94,960	$95,024

Salaries, wages, and benefits	41,501	43,182
Supplies	9,239	8,754
Rent	6,524	6,503
Other operating expenses	20,900	21,764
Provision for doubtful accounts	1,589	1,358
Gain on early extinguishment of debt	—	(84)
Depreciation and amortization	2,549	2,635
Interest expense, net	7,005	8,327

Total expenses	89,307	92,439

Operating income	5,653	2,585
Equity in income (loss) of joint venture	54	(537)

Income before income taxes	5,707	2,048
Provision for income taxes	175	225

Net income	$5,532	$1,823

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Number of hospitals within hospitals (end of period)	8	9
Number of freestanding hospitals (end of period)	11	11
Number of total hospitals (end of period)	19	20
Licensed beds (end of period) (1)	1,059	1,079
Average licensed beds (1)	1,059	1,079
Admissions	2,090	2,165
Patient days	59,252	59,145
Occupancy rate	62.2%	60.9%
Percent net patient service revenue from Medicare	61.5%	61.3%
Percent net patient service revenue from commercial payors and Medicaid (2)	38.5%	38.7%
Net patient service revenue per patient day	$1,603	$1,607

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than one percent for each of the periods presented.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenues

Our net patient service revenue of $95.0 million for the three months ended March 31, 2010, is in line with the comparable period in 2009. Patient days in the 2010 period were 107, or 0.2%, greater than the same period in 2009, while admissions were 75, or 3.5%, less than the same period in 2009.

However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI from the 2009 period, our net patient service revenue of $95.0 million for the 2010 period represents an increase of $1.5 million from the 2009 period. Patient days in the 2010 period of 59,252 increased by 1,196, or 2.1%, while admissions of 2,090 decreased by 37, or 1.7%. On a same store basis, the increase of $1.5 million in our net patient service revenue was primarily attributable to the increase in patient days during the 2010 period.

Total Expenses

Total expenses decreased by $3.1 million to $89.3 million for the three months ended March 31, 2010 as compared to $92.4 million for the same period in 2009. However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI from the 2009 period, total expenses of $89.3 million in the 2010 period decreased by $1.8 million from the 2009 period. This decrease was primarily attributable to a decrease of $1.3 million in net interest expense as the result of lower interest rates on outstanding borrowings during the 2010 period and the decrease of $11.1 million in outstanding principal of our senior subordinated notes as a result of the repurchase of these notes during the second half of the year ended December 31, 2009.

Income Tax Expense

For the three months ended March 31, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on recent taxable loss trends.

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

At March 31, 2010, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $243.5 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit, of which $2.0 million are outstanding, and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $1.6 million with varying maturities. The full amount available under the term loan facility was used in connection with the Merger.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We believe we are currently in compliance with the covenants of our senior secured credit facility as amended.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 3.00% for alternate base rate revolving loans, (2) 4.00% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At March 31, 2010, the interest rate applicable to the $243.5 million under our term loan facility was 4.50%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 4.26%.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing four quarter basis.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $4.9 million during the remainder of 2010 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Three Month Period Ended March 31, 2010	Three Month Period Ended March 31, 2009
Operating activities	$5,723	$(5,191)
Investing activities	(422)	(1,231)
Financing activities	(1,025)	24,484

For the three months ended March 31, 2010, operating activities provided $5.7 million of cash as compared to using $5.2 million in cash for the comparable period in 2009. For the three-months ended March 31, 2010, we had net income of $5.5 million as compared to net income of $1.8 million for the same period in 2009.

Accounts receivable increased by $3.4 million for the three months ended March 31, 2010 as compared to an increase of $7.9 million for the same period during 2009. Days of net patient service revenue in accounts receivable at March 31, 2010 had decreased to 67.8 as compared to 69.4 at December 31, 2009. Estimated third party payor settlements resulted in a net use of cash of $1.7 million as compared to a net use of cash of $5.3 million for the three months ended March 31, 2009. The use of cash during the 2010 period was principally due to the repayment to Medicare of amounts received as interim payments during 2009 in excess of revenues ultimately recognized.

Cash used in investing activities was $0.4 million for the three months ended March 31, 2010 as compared to $1.2 million in 2009. Cash used in investing activities during the 2010 and 2009 periods were principally for recurring maintenance capital expenditures.

Cash used by financing activities for the three months ended March 31, 2010 was $1.0 million as compared to cash provided of $24.5 million for the same period in 2009. The three months ended March 31, 2009 included $25.0 million in net borrowings under the revolving line of credit.

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

At March 31, 2010, we had $243.5 million in senior term loans outstanding and a borrowing availability of $23.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. We are currently defending ourselves against certain Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate resolution of these matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with our insurance carrier whereby they agreed to continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in return for $1.0 million, payable by us in three equal installments of $0.3 million each, due July 1, 2009, March 31, 2010, and March 31, 2011.

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

Dated: May 14, 2010

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