Form 10-Q
period 2010-06-30
LifeCare Holdings, Inc.
filed 2010-08-13
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

As of August 13, 2010, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2010 (unaudited) and December 31, 2009

(In thousands, except share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$50,406	$46,681
Accounts receivable, net of allowance for doubtful accounts of $13,575 and $12,018, respectively	68,915	69,503
Income taxes	1,457	1,182
Other current assets	7,414	7,543

Total current assets	128,192	124,909
Property and equipment, net	79,414	82,347
Other assets, net	9,781	10,855
Identifiable intangibles, net	15,596	16,165
Goodwill	248,341	245,370

	$481,324	$479,646

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,550	$2,550
Current installments of obligations under capital leases	1,107	833
Current installment of lease financing obligation	461	444
Estimated third party payor settlements	4,827	9,957
Accounts payable	25,817	25,834
Accrued payroll	4,873	9,563
Accrued vacation	5,273	4,368
Accrued insurance	766	932
Accrued interest	6,306	6,418
Accrued other	3,093	4,090

Total current liabilities	55,073	64,989
Long-term debt, excluding current installments	394,637	395,912
Obligations under capital leases, excluding current installments	752	1,010
Lease financing obligation, excluding current installments	19,803	20,038
Accrued insurance	4,439	4,371
Other noncurrent liabilities	14,557	10,605

Total liabilities	489,261	496,925

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,391	172,273
Accumulated deficit	(183,328)	(189,552)

Total stockholder’s deficit	(7,937)	(17,279)

	$481,324	$479,646

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Net patient service revenue	$90,633	$91,645	$185,593	$186,669

Salaries, wages and benefits	42,669	42,412	84,170	85,595
Supplies	9,313	8,708	18,552	17,463
Rent	6,396	6,378	12,923	12,881
Other operating expenses	20,239	23,624	41,136	45,386
Provision for doubtful accounts	1,829	1,749	3,418	3,107
Gain on early extinguishment of debt	—	—	—	(84)
Depreciation and amortization	2,537	2,745	5,086	5,380
Interest expense, net	7,089	8,025	14,094	16,352

Total expenses	90,072	93,641	179,379	186,080

Operating income (loss)	561	(1,996)	6,214	589
Equity in income (loss) of joint venture	356	—	410	(537)

Income (loss) before income taxes	917	(1,996)	6,624	52
Provision for income taxes	225	175	400	400

Net income (loss)	$692	$(2,171)	$6,224	$(348)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the six months ended June 30, 2010

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2009	$—	$172,273	$(189,552)	$(17,279)
Equity compensation amortization	—	147	—	147
Settlement of purchase escrow	—	2,971	—	2,971
Net income	—	—	6,224	6,224

Balance, June 30, 2010	$—	$175,391	$(183,328)	$(7,937)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,224	$(348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	6,235	6,474
Provision for doubtful accounts	3,418	3,107
Equity compensation amortization	147	160
Gain on early extinguishment of debt	—	(84)
Equity in (income) loss of joint venture	(410)	537
Changes in operating assets and liabilities:
Accounts receivable	(2,830)	(5,411)
Income taxes	(275)	(184)
Prepaid expenses and other current assets	133	(10)
Other assets	334	288
Estimated third party payor settlements	(5,130)	(8,773)
Accounts payable and accrued expenses	(4,710)	(1,885)
Other liabilities	4,020	(1,218)

Net cash provided by (used in) operating activities	7,156	(7,347)

Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(2,605)

Net cash used in investing activities	(1,355)	(2,605)

Cash flows from financing activities:
Net change in borrowings under the line of credit	—	25,000
Payments of long-term debt	(1,275)	(1,338)
Payments on obligations under capital leases	(583)	(607)
Payments on lease financing obligation	(218)	(247)

Net cash provided by (used in) financing activities	(2,076)	22,808

Net increase in cash and cash equivalents	3,725	12,856
Cash and cash equivalents, beginning of period	46,681	25,262

Cash and cash equivalents, end of period	$50,406	$38,118

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$13,195	$16,378
Net income taxes paid	676	584
Noncash:
Equipment purchased through capital lease financing	599	—

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of annualized financial results.

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

Income Taxes

For the six months ended June 30, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on the availability of net operating losses to offset current year income.

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

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. There were no options granted during the six months ended June 30, 2010 (see note 6).

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

(3) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and six months ended June 30, 2010 included decreases of $3.5 million and $3.6 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to increases of $1.4 million and $1.3 million for the three and six months ended June 30, 2009, respectively.

(4) Goodwill and Impairment Charges

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the three months ended June 30, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

(5) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior secured credit facility—term loan	$242,888	$244,163
9 1/ 4% senior subordinated notes	119,299	119,299
Revolving credit facility	35,000	35,000

Total long-term debt	397,187	398,462
Current installments of long-term debt	(2,550)	(2,550)

Long-term debt, excluding current installments	$394,637	$395,912

As of June 30, 2010, the senior secured credit facility consists of (i) a $60 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans and (ii) a $242.9 million term loan facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

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

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

As discussed previously, the financial covenant requirements in our senior secured credit facility become more restrictive throughout the remaining term of the facility. More specifically, the maximum leverage ratio test, which is currently at 7.00x of consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended), is scheduled to adjust to 6.00x beginning with the trailing 12-month period ended March 31, 2011 and thereafter. The minimum interest coverage ratio requirement, which is currently at 1.60x, is scheduled to increase to 1.75x beginning with the trailing 12-month period ended March 31, 2011 and then increase to 2.00x beginning with the trailing 12-month period ended March 31, 2012 and thereafter.

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

(6) Stock Options

At June 30, 2010, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

Income from the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 includes $0.1, million, $0.1 million, $0.1 million and $0.2 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2009	2,366,250	$2.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,250)	2.50

Balance at June 30, 2010	2,365,000	$2.50

At June 30, 2010, the weighted average remaining contractual life of outstanding options was 7.4 years. There were 1.5 million stock options exercisable at June 30, 2010. At June 30, 2010, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 7.2 years and they had no intrinsic value.

As of June 30, 2010, there was approximately $49,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of less than one year.

Restricted Stock Awards

In March 2009, our chief executive officer and president were granted 400,000 and 300,000 shares, respectively, according to a restricted stock award agreement for meeting certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was nominal. The shares vest in three equal annual installments, which began on March 24, 2010.

As of June 30, 2010, there was no unrecognized compensation costs related to restricted stock awards.

(7) Regulatory Matters

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

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

(8) Commitments and Contingencies

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

Significant reductions in the patient service revenues earned by a hospital may occur if we are unable to maintain the certification of the hospital as a LTAC hospital in accordance with Medicare regulations. Additionally, many of our hospitals operate in space leased from general acute care hospitals (“host hospitals”); consequently, these “hospitals within a hospital” (“HIH”) are subject to additional specific Medicare HIH regulations in addition to the general LTAC hospital regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospitals. If a LTAC hospital located in a host hospital fails to meet the HIH regulations, it may also lose its status as a LTAC hospital. The determinations are made on an annual basis.

A provider that loses its ability to receive Medicare payments pursuant to the LTAC Prospective Payment System (“PPS”) must go through the same certification process as new LTAC hospital providers must go through to obtain their initial certification to be reimbursed pursuant to LTAC PPS. During this re-certification period, which could range from six to nine months, the provider would be paid for providing services to Medicare beneficiaries at rates that are lower than rates currently paid pursuant to LTAC PPS.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect our consolidated financial position, results of operations or liquidity.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(9) Fair Value of Financial Instruments

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $242.9 million and $119.3 million, respectively, at June 30, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $221.0 million and $89.8 million, respectively, at June 30, 2010. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $244.2 million and $119.3 million, respectively, at December 31, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $207.5 million and $60.2 million, respectively, at December 31, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at June 30, 2010 and December 31, 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $32.9 million and $31.5 million at June 30, 2010 and December 31, 2009, respectively. These valuations are categorized as a Level 2 in the valuation hierarchy.

(10) Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three and six months ended at June 30, 2010 and 2009. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets

Current assets:
Cash and cash equivalents	$—	$50,405	$1	$—	$50,406
Accounts receivable, net of allowance for doubtful accounts	—	63,856	5,059	—	68,915
Due to/from related parties	83,001	(76,913)	(6,088)	—	—
Income taxes	1,784	(327)	—	—	1,457
Other current assets	—	6,886	528	—	7,414

Total current assets	84,785	43,907	(500)	—	128,192
Investment in subsidiaries	311,305	—	—	(311,305)	—
Property and equipment, net	—	57,278	22,136	—	79,414
Other assets, net	5,213	2,501	2,067	—	9,781
Identifiable intangibles, net	—	15,596	—	—	15,596
Goodwill	—	248,341	—	—	248,341

Total assets	$401,303	$367,623	$23,703	$(311,305)	$481,324

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	936	171	—	1,107
Current installments of lease financing obligation	—	—	461	—	461
Estimated third party payor settlements	—	3,613	1,214	—	4,827
Accounts payable	247	24,884	686	—	25,817
Accrued payroll	—	4,631	242	—	4,873
Accrued vacation	—	5,046	227	—	5,273
Accrued insurance	—	766	—	—	766
Accrued interest	6,306	—	—	—	6,306
Accrued other	—	2,922	171	—	3,093

Total current liabilities	9,103	42,798	3,172	—	55,073

Long-term debt, excluding current installments	394,637	—	—	—	394,637
Obligations under capital leases, excluding current installments	—	657	95	—	752
Lease financing obligation, excluding current installments	—	—	19,803	—	19,803
Accrued insurance	—	4,439	—	—	4,439
Other noncurrent liabilities	5,500	9,057	—	—	14,557

Total liabilities	409,240	56,951	23,070	—	489,261

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,391	63	12,580	(12,643)	175,391
Retained earnings (accumulated deficit)	(183,328)	310,609	(11,947)	(298,662)	(183,328)

Total stockholder’s equity (deficit)	(7,937)	310,672	633	(311,305)	(7,937)

	$401,303	$367,623	$23,703	$(311,305)	$481,324

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$46,680	$1	$—	$46,681
Patient accounts receivable, net of allowance for doubtful accounts	—	64,402	5,101	—	69,503
Due to/from related parties	94,588	(88,925)	(5,663)	—	—
Income taxes	1,784	(602)	—	—	1,182
Other current assets	—	7,123	420	—	7,543

Total current assets	96,372	28,678	(141)	—	124,909
Investment in subsidiaries	291,080	—	—	(291,080)	—
Property and equipment, net	—	59,316	23,031	—	82,347
Other assets, net	6,362	2,835	1,658	—	10,855
Other identifiable intangibles, net	—	16,165	—	—	16,165
Goodwill	—	245,370	—	—	245,370

Total assets	$393,814	$352,364	$24,548	$(291,080)	$479,646

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	646	187	—	833
Current installments of lease financing obligation	—	—	444	—	444
Estimated third party payor settlements	—	8,999	958	—	9,957
Accounts payable	713	24,306	815	—	25,834
Accrued payroll	—	9,142	421	—	9,563
Accrued vacation	—	4,161	207	—	4,368
Accrued insurance	—	932	—	—	932
Accrued interest	6,418	—	—	—	6,418
Accrued other	—	3,972	118	—	4,090

Total current liabilities	9,681	52,158	3,150	—	64,989
Long-term debt, excluding current installments	395,912	—	—	—	395,912
Obligations under capital leases, excluding current installments	—	826	184	—	1,010
Lease financing obligation, excluding current installments	—	—	20,038	—	20,038
Accrued insurance	—	4,371	—	—	4,371
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	5,105	—	—	5,105

Total liabilities	411,093	62,460	23,372	—	496,925
Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	172,273	63	12,580	(12,643)	172,273
Retained earnings (accumulated deficit)	(189,552)	289,841	(11,404)	(278,437)	(189,552)

Total stockholder’s equity (deficit)	(17,279)	289,904	1,176	(291,080)	(17,279)

	$393,814	$352,364	$24,548	$(291,080)	$479,646

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals

Net patient service revenue	$—	$84,770	$5,863	$—	$90,633

Salaries, wages and benefits	76	40,758	1,835	—	42,669
Supplies	—	8,983	330	—	9,313
Rent	—	6,174	222	—	6,396
Other operating expenses	272	18,726	1,241	—	20,239
Provision for doubtful accounts	—	1,728	101	—	1,829
Depreciation and amortization	—	2,212	325	—	2,537
Intercompany (income) expenses	3,697	(4,115)	418	—	—
Interest expense, net	6,512	179	398	—	7,089

Total expenses	10,557	74,645	4,870	—	90,072

Operating income (loss)	(10,557)	10,125	993	—	561
Earnings in investments in subsidiaries	(11,249)	—	—	11,249	—
Equity in income of joint venture	—	—	356	—	356

Income (loss) before income taxes	692	10,125	1,349	(11,249)	917
Provision for income taxes	—	225	—	—	225

Net income (loss)	$692	$9,900	$1,349	$(11,249)	$692

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals

Net patient service revenue	$—	$173,135	$12,458	$—	$185,593

Salaries, wages and benefits	152	80,464	3,554	—	84,170
Supplies	—	17,759	793	—	18,552
Rent	—	12,472	451	—	12,923
Other operating expenses	546	38,150	2,440	—	41,136
Provision for doubtful accounts	—	3,205	213	—	3,418
Depreciation and amortization	—	4,421	665	—	5,086
Intercompany (income) expenses	3,847	(4,759)	912	—	—
Interest expense, net	13,047	254	793	—	14,094

Total expenses	17,592	151,966	9,821	—	179,379

Operating income (loss)	(17,592)	21,169	2,637	—	6,214
Earnings in investments in subsidiaries	(23,816)	—	—	23,816	—
Equity in income of joint venture	—	—	410	—	410

Income (loss) before income taxes	6,224	21,169	3,047	(23,816)	6,624
Provision for income taxes	—	400	—	—	400

Net income (loss)	$6,224	$20,769	$3,047	$(23,816)	$6,224

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$89,949	$1,696	$—	$91,645

Salaries, wages and benefits	80	40,812	1,520	—	42,412
Supplies	—	8,553	155	—	8,708
Rent	—	6,221	157	—	6,378
Other operating expenses	886	22,017	721	—	23,624
Provision for doubtful accounts	—	1,717	32	—	1,749
Depreciation and amortization	—	2,399	346	—	2,745
Intercompany (income) expenses	(879)	760	119	—	—
Interest expense, net	7,461	126	438	—	8,025

Total expenses	7,548	82,605	3,488	—	93,641

Operating income (loss)	(7,548)	7,344	(1,792)	—	(1,996)
Earnings in investments in subsidiaries	5,377	—	—	(5,377)	—

Income (loss) before income taxes	(2,171)	7,344	(1,792)	(5,377)	(1,996)
Provision for income taxes	—	175	—	—	175

Net income (loss)	$(2,171)	$7,169	$(1,792)	$(5,377)	$(2,171)

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$183,744	$2,925	$—	$186,669

Salaries, wages and benefits	165	82,433	2,997	—	85,595
Supplies	—	17,135	328	—	17,463
Rent	—	12,556	325	—	12,881
Other operating expenses	1,129	43,113	1,144	—	45,386
Provision for doubtful accounts	—	3,055	52	—	3,107
Gain on early extinguishment of debt	(84)	—	—	—	(84)
Depreciation and amortization	—	4,688	692	—	5,380
Intercompany (income) expenses	(72)	(130)	202	—	—
Interest expense, net	15,267	270	815	—	16,352

Total expenses	16,405	163,120	6,555	—	186,080

Operating income (loss)	(16,405)	20,624	(3,630)	—	589
Earnings in investments in subsidiaries	16,057	—	—	(16,057)	—
Equity in loss of joint venture	—	(537)	—	—	(537)

Income (loss) before income taxes	(348)	20,087	(3,630)	(16,057)	52
Provision for income taxes	—	400	—	—	400

Net income (loss)	$(348)	$19,687	$(3,630)	$(16,057)	$(348)

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,224	$20,769	$3,047	$(23,816)	$6,224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,149	4,421	665	—	6,235
Provision for doubtful accounts	—	3,205	213	—	3,418
Equity compensation amortization	146	—	—	—	146
Equity in income of joint venture	—	—	(410)	—	(410)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,659)	(171)	—	(2,830)
Income taxes	—	(276)	—	—	(276)
Prepaid expenses and other current assets	—	241	(108)	—	133
Change in investments in subsidiaries	(23,816)	—	—	23,816	—
Other assets	—	334	—	—	334
Due to/from related parties	17,775	(14,982)	(2,793)	—	—
Estimated third party payor settlements	—	(5,386)	256	—	(5,130)
Accounts payable and accrued expenses	(203)	(4,268)	(238)	—	(4,709)
Other liabilities	—	4,020	—	—	4,020

Net cash provided by operating activities	1,275	5,419	461	—	7,155

Cash flows from investing activities:
Purchases of property and equipment	—	(1,217)	(138)	—	(1,355)

Net cash used in investing activities	—	(1,217)	(138)	—	(1,355)

Cash flows from financing activities:
Payments of long-term debt	(1,275)	—	—	—	(1,275)
Payments on obligations under capital leases	—	(477)	(106)	—	(583)
Payments on lease financing obligation	—	—	(217)	—	(217)

Net cash used in financing activities	(1,275)	(477)	(323)	—	(2,075)

Net increase in cash and cash equivalents	—	3,725	—	—	3,725

Cash and cash equivalents, beginning of period	—	46,680	1	—	46,681

Cash and cash equivalents, end of period	$—	$50,405	$1	$—	$50,406

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(348)	$19,687	$(3,630)	$(16,057)	$(348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094	4,688	692	—	6,474
Provision for doubtful accounts	—	3,055	52	—	3,107
Equity compensation amortization	160	—	—	—	160
Gain on early extinguishment of debt	(84)	—	—	—	(84)
Gain on the disposal of assets	—	(2)	—	—	(2)
Equity in loss of joint venture	—	537	—	—	537
Changes in operating assets and liabilities:
Accounts receivable	—	(4,916)	(495)	—	(5,411)
Income taxes	—	(184)	—	—	(184)
Other current assets	—	53	(61)	—	(8)
Change in investments in subsidiary	(16,057)	—	—	16,057	—
Other assets	—	288	—	—	288
Due to from related parties	(8,446)	4,577	3,869	—	—
Estimated third party payor settlements	—	(8,587)	(186)	—	(8,773)
Accounts payable and accrued expenses	19	(2,089)	185	—	(1,885)
Other liabilities	—	(1,218)	—	—	(1,218)

Net cash provided by (used in) operating activities	(23,662)	15,889	426	—	(7,347)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,552)	(53)	—	(2,605)

Net cash used in investing activities	—	(2,552)	(53)	—	(2,605)

Cash flows from financing activities:
Net changes in borrowings under the line of credit	25,000	—	—	—	25,000
Payments of long-term debt	(1,338)	—	—	—	(1,338)
Payments on obligations under capital leases	—	(481)	(126)	—	(607)
Payment on lease financing obligation	—	—	(247)	—	(247)

Net cash provided by (used in) financing activities	23,662	(481)	(373)	—	22,808

Net increase in cash and cash equivalents	—	12,856	—	—	12,856
Cash and cash equivalents, beginning of period	—	25,261	1	—	25,262

Cash and cash equivalents, end of period	$—	$38,117	$1	$—	$38,118

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of June 30, 2010, we operated 19 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 11 freestanding facilities (73% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,057 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Regulatory Changes

Approximately 58.6% and 60.9% of our total net patient service revenue for the six months ended June 30, 2010 and 2009, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2010 Final Rule

On July 30, 2010, the Centers for Medicare & Medicaid Services (“CMS”) published their annual payment update for LTAC hospitals for the 2011 rate year, which will be effective for all discharges on or after October 1, 2010 (the “2010 Final Rule”). The 2010 Final Rule includes a net decrease in the standard federal rate of $195, or 0.5%, to $39,600, which is based on a market basket update of 2.5% less an adjustment of 0.5% as required by the Patient Protection and Affordable Care Act (“PPACA”) of 2010 and less an adjustment of 2.5% to account for changes in documentation and coding practices. The 2010 Final Rule also includes an increase in the high-cost outlier fixed-loss amount to $18,785 from $18,615. Additionally, the 2010 Final Rule includes updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LT-DRG”), which CMS indicates will be budget neutral for aggregate LTAC hospital payments. CMS has estimated that the changes for the 2011 rate year, taken as a whole, including changes to the area wage adjustments for the 2011 rate year, an increase in high-cost outlier payments and an increase in short-stay outlier payments, will result in an increase of 0.5% in Medicare reimbursement to LTAC hospitals.

Individual hospitals, however, may see varying effects of the 2010 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

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

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updated the rate year 2010 Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which was based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

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

Regulatory Matters

Periodically CMS will conduct surveys of hospitals and other health care providers as a condition of participation in the Medicare program. The purpose of these surveys is to ensure that healthcare providers are in compliance with various governmental requirements related to adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. On July 24, 2009, we received a notice from CMS that pursuant to a routine inspection related to the physical plant of one of our hospitals, certain deficiencies and conditions were noted to exist which must be corrected. Subsequent to this notice, we implemented corrective plans to remedy the deficiencies and conditions that were cited in the CMS notification, and, in a limited number of cases, we requested and were granted time-limited waivers for certain matters that required additional time to remedy. As a result of the corrective actions, including those completed pursuant to the waivers, we were notified by CMS on July 30, 2010, that the hospital is in compliance with the Medicare conditions of participation and that the hospital is no longer subject to termination of its participation in the Medicare program as a result of the deficiencies and conditions that were identified.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 58.6% and 60.9% of total net patient service revenue for the six months ended June 30, 2010 and 2009, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net patient service revenue	$90,633	$91,645	$185,593	$186,669
Salaries, wages and benefits	42,669	42,412	84,170	85,595
Supplies	9,313	8,708	18,552	17,463
Rent	6,396	6,378	12,923	12,881
Other operating expenses	20,239	23,624	41,136	45,386
Provision for doubtful accounts	1,829	1,749	3,418	3,107
Gain on early extinguishment of debt	—	—	—	(84)
Depreciation and amortization	2,537	2,745	5,086	5,380
Interest expense, net	7,089	8,025	14,094	16,352

Total expenses	90,072	93,641	179,379	186,080

Operating income (loss)	561	(1,996)	6,214	589
Equity in income (loss) of joint venture	356	—	410	(537)

Income (loss) before income taxes	917	(1,996)	6,624	52
Provision for income taxes	225	175	400	400

Net income (loss)	$692	$(2,171)	$6,224	$(348)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Number of hospitals within hospitals (end of period)	8	9	8	9
Number of freestanding hospitals (end of period)	11	11	11	11
Number of total hospitals (end of period)	19	20	19	20
Licensed beds (end of period)	1,057	1,079	1,057	1,079
Average licensed beds (1)	1,058	1,079	1,058	1,079
Admissions	2,000	2,042	4,090	4,207
Patient days	57,996	57,627	117,248	116,772
Occupancy rate	60.2%	58.7%	61.2%	59.8%
Percent net patient service revenue from Medicare	56.0%	60.4%	58.6%	60.9%
Percent net patient service revenue from commercial payors and Medicaid (2)	44.0%	39.6%	41.4%	39.1%
Net patient service revenue per patient day	$1,563	$1,590	$1,583	$1,599

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than two percent for each of the periods presented.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Revenues

Our net patient service revenue of $90.6 million for the three months ended June 30, 2010, decreased $1.0 million, or 1.1%, from $91.6 million in the comparable period in 2009. Patient days in the 2010 period were 369, or 0.6%, greater than the same period in 2009, while admissions were 42, or 2.1%, less than the same period in 2009.

However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, our net patient service revenue of $90.6 million for the 2010 period represents a $0.1 million increase from the 2009 period. Patient days in the 2010 period of 57,996 increased by 1,139, or 2.0%, while admissions of 2,000 decreased by 12, or 0.6%, on a same store basis. The increase in net patient service revenue of $0.1 million during the 2010 period was attributable to a favorable variance of $1.8 million as the result of the increase in patient days, offset by an unfavorable variance of $1.7 million attributable to a decrease in net patient service revenue on a per patient day basis. The decrease in net patient service revenue on a per patient day basis was principally attributable to unfavorable adjustments of $3.5 million recorded in the 2010 period as a result of changes in estimates and settlements on cost reports filed with the Medicare program.

Total Expenses

Total expenses decreased by $3.6 million to $90.1 million for the three months ended June 30, 2010, as compared to the same period in 2009. On a same store basis however, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, total expenses of $90.1 million in the 2010 period decreased by $2.2 million from the 2009 period. This decrease on a same store basis was primarily attributable to a decrease of $1.1 million in insurance expense and a decrease of $0.9 million in net interest expense. The decrease in insurance expense was the result of a $1.0 million charge recorded in the 2009 period attributable to an agreement with the insurance carriers on Hurricane Katrina matters. The decrease in net interest expense was the result of lower interest rates on outstanding borrowings during the 2010 period and the decrease of $11.1 million in outstanding principal of our senior subordinated notes as a result of the repurchase of these notes during the second half of the year ended December 31, 2009.

Income Tax Expense

For the three months ended June 30, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on the availability of net operating losses to offset current year income.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Revenues

Our net patient service revenue decreased by $1.1 million, or 0.6%, for the six months ended June 30, 2010, to $185.6 million from $186.7 million for the comparable period in 2009. Patient days increased by 0.4% while admissions decreased 2.8%, for the six months ended June 30, 2010, as compared to the same period in 2009.

However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, our net patient service revenue of $185.6 million increased by $1.5 million, or 0.8%, from $184.1 million in the 2009 period. Patient days in the 2010 period of 117,248 increased by 2,335, or 2.0%, while admissions of 4,090 decreased by 49, or 1.2%. The increase in net patient service revenue of $1.5 million during the 2010 period was attributable to a favorable variance of $3.7 million as the result of the increase in patient days, offset by an unfavorable variance of $2.2 million attributable to a decrease in net patient service revenue on a per patient day basis. The decrease in net patient service revenue on a per patient day basis was principally attributable to unfavorable adjustments of $3.6 million recorded in the 2010 period as a result of changes in estimates and settlements on cost reports filed with the Medicare program.

Total Expenses

Total expenses decreased by $6.7 million to $179.4 million for the six months ended June 30, 2010, as compared to $186.1 million for the comparable period in 2009. On a same store basis however, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, total expenses of $179.4 million in the 2010 period decreased by $3.9 million from the 2009 period. This decrease on a same store basis was primarily attributable to a decrease in insurance expense of $1.0 million and a decrease of $2.3 million in net interest expense. The decrease in insurance expense was the result of a $1.0 million charge recorded in the 2009 period attributable to an agreement with the insurance carriers on Hurricane Katrina matters. The decrease in net interest expense was the result of lower interest rates on outstanding borrowings during the 2010 period and the decrease of $11.1 million in outstanding principal of our senior subordinated notes as a result of the repurchase of these notes during the second half of the year ended December 31, 2009.

Income Tax Expense

For the six months ended June 30, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on the availability of net operating losses to offset current year income.

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

At June 30, 2010, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a $242.9 million term loan facility which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit, of which $2.3 million are outstanding, and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $1.9 million with varying maturities. The full amount available under the term loan facility was used in connection with the Merger.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans as amended are currently (1) 2.25% for alternate base rate revolving loans, (2) 3.25% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended). At June 30, 2010, the interest rate applicable to the $242.9 million under our term loan facility was 4.59%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 3.66%.

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

As discussed previously, the financial covenant requirements in our senior secured credit facility become more restrictive throughout the remaining term of the facility. More specifically, the maximum leverage ratio test, which is currently at 7.00x of consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility, as amended), is scheduled to adjust to 6.00x beginning with the trailing 12-month period ended March 31, 2011, and thereafter. The minimum interest coverage ratio requirement, which is currently at 1.60x, is scheduled to increase to 1.75x beginning with the trailing 12-month period ended March 31, 2011, and then increases to 2.00x beginning with the trailing 12-month period ended March 31, 2012, and thereafter. We are continuing to pursue operational and strategic objectives that we expect will result in increased profitability and lower total indebtedness in order to remain in compliance with the financial covenant requirements. These objectives include, among other items, increasing the occupancy levels of our hospitals, reducing administrative and operating expenses, and reducing days of net patient service revenue in accounts receivable.

However, we may not be able to continue to satisfy the covenant requirements in subsequent periods. If we are unable to maintain compliance with the covenants contained in our senior secured credit facility, an event of default would occur. During the continuation of an event of default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An uncured event of default would have a material adverse effect on our financial position, results of operations and cash flow. In the event a financial covenant is not met, our senior secured credit facility provides for certain limited cure rights which provide us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenant required on a pro forma basis. The cure right amount, if exercised, continues to be considered a component of consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing four quarter basis.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $3.9 million during the remainder of 2010 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Six Months Ended June 30
	2010	2009
Operating activities	$7,156	$(7,347)
Investing activities	(1,355)	(2,605)
Financing activities	(2,076)	22,808

For the six months ended June 30, 2010, operating activities provided $7.2 million of cash as compared to using $7.3 million in cash for the comparable period in 2009. For the six months ended June 30, 2010, we had net income of $6.2 million as compared to a net loss of $0.3 million for the same period in 2009.

Accounts receivable increased by $2.8 million for the six months ended June 30, 2010 as compared to an increase of $5.4 million for the same period during 2009. Days of net patient service revenue in accounts receivable at June 30, 2010 had decreased to 66.9 as compared to 69.4 at December 31, 2009. Estimated third party payor settlements resulted in a net use of cash of $5.1 million as compared to a net use of cash of $8.8 million for the six months ended June 30, 2009. The use of cash during the 2010 period was principally due to the repayment to Medicare of amounts received as interim payments during 2009 in excess of revenues ultimately recognized.

Cash used in investing activities was $1.4 million for the six months ended June 30, 2010 as compared to $2.6 million in 2009. Cash used in investing activities during the 2010 and 2009 periods were principally for recurring maintenance capital expenditures.

Cash used by financing activities for the six months ended June 30, 2010 was $2.1 million as compared to cash provided of $22.8 million for the same period in 2009. The six months ended June 30, 2009 included $25.0 million in net borrowings under the revolving line of credit.

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

At June 30, 2010, we had $242.9 million in senior term loans outstanding and a borrowing availability of $22.7 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LifeCare Holdings, Inc

By:	/S/ G. WAYNE MCALISTER
G. Wayne McAlister
Chief Executive Officer

By:	/S/ CHRIS A. WALKER
Chris A. Walker
Chief Financial Officer

Dated: August 13, 2010

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