Form 10-Q
period 2010-09-30
LifeCare Holdings, Inc.
filed 2010-11-12
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of November 1, 2010, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2010 (unaudited) and December 31, 2009

(In thousands, except share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$49,752	$46,681
Accounts receivable, net of allowance for doubtful accounts of $13,929 and $12,018 respectively	61,331	69,503
Income taxes	1,376	1,182
Other current assets	8,464	7,543

Total current assets	120,923	124,909
Property and equipment, net	78,469	82,347
Other assets, net	9,309	10,855
Identifiable intangibles, net	15,441	16,165
Goodwill	248,341	245,370

	$472,483	$479,646

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$37,550	$2,550
Current installments of obligations under capital leases	1,003	833
Current installment of lease financing obligation	471	444
Estimated third-party payor settlements	3,421	9,957
Accounts payable	25,354	25,834
Accrued payroll	2,940	9,563
Accrued vacation	5,107	4,368
Accrued insurance	778	932
Accrued interest	3,666	6,418
Accrued other	3,647	4,090

Total current liabilities	83,937	64,989
Long-term debt, excluding current installments	358,999	395,912
Obligations under capital leases, excluding current installments	581	1,010
Lease financing obligation, excluding current installments	19,681	20,038
Accrued insurance	4,250	4,371
Other noncurrent liabilities	14,621	10,605

Total liabilities	482,069	496,925

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,440	172,273
Accumulated deficit	(185,026)	(189,552)

Total stockholder’s deficit	(9,586)	(17,279)

	$472,483	$479,646

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months		Nine Months
	2010	2009	2010	2009
Net patient service revenue	$85,532	$84,261	$271,126	$270,930

Salaries, wages and benefits	41,291	39,978	125,461	125,573
Supplies	8,708	8,269	27,260	25,731
Rent	6,498	6,021	19,419	18,902
Other operating expenses	19,558	20,447	60,700	65,835
Provision for doubtful accounts	1,765	1,103	5,183	4,210
Gain on early extinguishment of debt	—	(558)	—	(642)
Depreciation and amortization	2,376	2,724	7,461	8,104
Interest expense, net	7,184	7,613	21,277	23,964

Total expenses	87,380	85,597	266,761	271,677

Operating income (loss)	(1,848)	(1,336)	4,365	(747)
Equity in income (loss) of joint venture	243	25	653	(512)

Income (loss) before income taxes	(1,605)	(1,311)	5,018	(1,259)
Provision for income taxes	92	192	492	592

Net income (loss)	$(1,697)	$(1,503)	$4,526	$(1,851)

See accompanying notes to condensed consolidated financial statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Deficit

For the nine months ended September 30, 2010

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2009	$—	$172,273	$(189,552)	$(17,279)
Equity compensation amortization	—	196	—	196
Settlement of purchase amortization	—	2,971	—	2,971
Net income	—	—	4,526	4,526

Balance, September 30, 2010	$—	$175,440	$(185,026)	$(9,586)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,526	$(1,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,199	9,759
Provision for doubtful accounts	5,183	4,210
Equity compensation amortization	196	235
Gain on early extinguishment of debt	—	(642)
Equity in income (loss) of joint venture	(653)	512
Changes in operating assets and liabilities:
Accounts receivable	2,990	6,887
Income taxes	(194)	9
Prepaid expenses and other current assets	(921)	(76)
Other assets	460	469
Estimated third-party payor settlements	(6,536)	242
Accounts payable and accrued expenses	(9,349)	(5,695)
Other liabilities	3,895	(1,433)

Net cash provided by operating activities	8,796	12,626

Cash flows from investing activities:
Purchases of property and equipment	(2,626)	(3,440)
Investment in joint venture	—	(6)
Note receivable with joint venture	—	(1,400)

Net cash used in investing activities	(2,626)	(4,846)

Cash flows from financing activities:
Net change in borrowings under the line of credit	—	25,000
Payments of long-term debt	(1,913)	(2,479)
Payments on obligations under capital leases	(857)	(927)
Payments on lease financing obligation	(329)	(351)

Net cash provided by (used in) financing activities	(3,099)	21,243

Net increase in cash and cash equivalents	3,071	29,023
Cash and cash equivalents, beginning of period	46,681	25,262

Cash and cash equivalents, end of period	$49,752	$54,285

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$22,492	$26,758
Net income taxes paid	687	583
Noncash:
Equipment purchased through capital lease financing	599	—
Investment in joint venture	—	94

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of annualized financial results.

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

(2) Liquidity and Uncertainties Related to Going Concern

As of September 30, 2010, we had $396.5 million of long-term debt outstanding consisting of our $60.0 million senior secured revolving credit facility, which matures on August 11, 2011, of which $35.0 million in principal amount is outstanding and classified as a current liability, our senior secured term loan credit facility in an outstanding principal amount of $242.3 million, which matures on August 11, 2012, and our senior subordinated notes in an outstanding principal amount of $119.3 million, which matures on August 11, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including an interest coverage ratio test and a maximum leverage ratio test. We are currently in compliance with the covenants under our senior secured credit facility for the four quarter period ended September 30, 2010.

These financial covenants, however, become more restrictive beginning with the quarterly period ending March 31, 2011, as more fully discussed in note 6. Based upon our current projections, we believe that it is probable that we will not be able to comply with certain financial covenants under our senior secured credit facility during the next twelve months. Our senior secured credit facility provides for certain limited cure rights in the event a financial covenant is not met, which provides us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenants on a pro forma basis. If exercised, the amount of net cash proceeds contributed in connection with the cure right continues to be included in consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing four quarter basis.

In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default may occur. If we are unable to exercise a cure right or obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating our access to our revolving credit facility and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would further create a cross-default under our senior subordinated notes indenture. Such an acceleration would have a material adverse effect on our financial position, results of operations and cash flow and raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amount of liabilities that may result should we be unable to continue as a going concern.

We are continuing to pursue operational and strategic objectives that may result in increased profitability and lower total indebtedness in order to remain in compliance with the financial covenants under our senior secured credit facility. These objectives include, among other items, increasing the occupancy levels of our hospitals, reducing administrative and operating expenses, and reducing days of net patient service revenue in accounts receivable. Additionally, we intend to seek opportunities

Lifecare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

to refinance our outstanding debt subject to financial performance and market conditions. We also continue to explore various strategic transactions, such as an acquisition, as a means to reduce our leverage and strengthen our operating and financial conditions.

There can be no assurance, however, that we will be able to achieve increased profitability or to refinance any of our debt, including our senior subordinated notes and our senior secured credit facility, on commercially reasonable terms or at all. In that case, we may be required to consider all of our alternatives in restructuring our business and our capital structure.

(3) Summary of Significant Accounting Policies

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

Income Taxes

For the nine months ended September 30, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on the availability of net operating losses to offset current year income.

We follow the threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for original tax returns filed for 2007 through 2009. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. There were no options granted during the nine months ended September 30, 2010 (see note 7).

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

(4) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and nine months ended September 30, 2010 included an increase of $0.4 million and a decrease of $0.3 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to increases of $25,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively.

Lifecare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(5) Goodwill

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the nine months ended September 30, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

(6) Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility—term loan	$242,250	$244,163
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	35,000	35,000

Total long-term debt	396,549	398,462
Current installments of long-term debt	(37,550)	(2,550)

Long-term debt, excluding current installments	$358,999	$395,912

As of September 30, 2010, the senior secured credit facility consisted of (i) a $60.0 million revolving credit facility, subject to availability, including sub-facilities for letters of credit and swingline loans with $35.0 million in principal amount drawn thereunder and (ii) $242.3 million outstanding principal amount of term loans. Availability of borrowings under our revolving credit facility is generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We are currently in compliance with the covenants of our senior secured credit facility.

As discussed previously, the financial covenant requirements in our senior secured credit facility become more restrictive throughout the remaining term of the facility. More specifically, the maximum leverage ratio test, which is currently at 7.00x of consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility), is scheduled to adjust to 6.00x beginning with the trailing four quarter period ending March 31, 2011 and thereafter. The minimum interest coverage ratio requirement, which is currently at 1.60x, is scheduled to increase to 1.75x beginning with the trailing four quarter period ending March 31, 2011 and then increase to 2.00x beginning with the trailing four quarter period ending March 31, 2012 and thereafter.

(7) Stock Options

At September 30, 2010, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

Income from the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 includes $49,000, $0.1 million, $0.2 million, and $0.2 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Lifecare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2009	2,366,250	$2.50
Granted	—	2.50
Exercised	—	—
Forfeited	(41,250)	2.50
Expired	(1,250)	2.50

Balance at September 30, 2009	2,323,750	$2.50

At September 30, 2010, the weighted average remaining contractual life of outstanding options was 7.1 years. There were 1.5 million stock options exercisable at September 30, 2010. At September 30, 2010, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 6.9 years and they had no intrinsic value.

As of September 30, 2010, there was no unrecognized compensation costs related to stock options.

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

As of September 30, 2010, there was no unrecognized compensation costs related to restricted stock awards.

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

(9) Commitments and Contingencies

At the time of Hurricane Katrina, we operated an 82-bed facility in New Orleans located in Memorial Medical Center. We are currently defending ourselves against certain Hurricane Katrina related lawsuits and matters under review by the Louisiana Patient Compensation Fund. We are vigorously defending ourselves in these lawsuits, however, we cannot predict the ultimate

Lifecare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

(10) Fair Value of Financial Instruments

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $242.3 million and $119.3 million, respectively, at September 30, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $228.9 million and $87.4 million, respectively, at September 30, 2010. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $244.2 million and $119.3 million, respectively, at December 31, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $207.5 million and $60.2 million, respectively, at December 31, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at September 30, 2010 and December 31, 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $34.0 million and $31.5 million at September 30, 2010 and December 31, 2009, respectively. These valuations are categorized as a Level 2 in the valuation hierarchy.

(11) Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Non-Guarantor Subsidiaries”).

Lifecare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries for the three and nine months ended at September 30, 2010 and 2009. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$49,751	$1	$—	$49,752
Accounts receivable, net of allowance for doubtful accounts	—	56,940	4,391	—	61,331
Due to/from related parties	73,764	(68,195)	(5,569)	—	—
Income taxes	1,784	(408)	—	—	1,376
Other current assets	—	8,112	352	—	8,464

Total current assets	75,548	46,200	(825)	—	120,923
Investment in subsidiaries	316,284	—	—	(316,284)	—
Property and equipment, net	—	56,645	21,824	—	78,469
Other assets, net	4,623	2,376	2,310	—	9,309
Identifiable intangibles, net	—	15,441	—	—	15,441
Goodwill	—	248,341	—	—	248,341

Total assets	$396,455	$369,003	$23,309	$(316,284)	$472,483

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$37,550	$—	$—	$—	$37,550
Current installments of obligations under capital leases	—	834	169	—	1,003
Current installments of lease financing obligation	—	—	471	—	471
Estimated third-party payor settlements	—	2,345	1,076	—	3,421
Accounts payable	326	24,188	840	—	25,354
Accrued payroll	—	2,848	92	—	2,940
Accrured vacation	—	4,897	210	—	5,107
Accrued insurance	—	778	—	—	778
Accrued interest	3,666	—	—	—	3,666
Accrued other	—	3,448	199	—	3,647

Total current liabilities	41,542	39,338	3,057	—	83,937
Long-term debt, excluding current installments	358,999	—	—	—	358,999
Obligations under capital leases, excluding current installments	—	526	55	—	581
Lease financing obligation, excluding current installments	—	—	19,681	—	19,681
Accrued insurance	—	4,250	—	—	4,250
Other noncurrent liabilities	5,500	9,121	—	—	14,621

Total liabilities	406,041	53,235	22,793	—	482,069
Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	175,440	63	12,580	(12,643)	175,440
Retained earnings (accumulated deficit)	(185,026)	315,705	(12,064)	(303,641)	(185,026)

Total stockholder’s equity (deficit)	(9,586)	315,768	516	(316,284)	(9,586)

	$396,455	$369,003	$23,309	$(316,284)	$472,483

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$46,680	$1	$—	$46,681
Accounts receivable, net of allowance for doubtful accounts	—	64,402	5,101	—	69,503
Due to/from related parties	94,588	(88,925)	(5,663)	—	—
Income taxes	1,784	(602)	—	—	1,182
Other current assets	—	7,123	420	—	7,543

Total current assets	96,372	28,678	(141)	—	124,909
Investment in subsidiaries	291,080	—	—	(291,080)	—
Property and equipment, net	—	59,316	23,031	—	82,347
Other assets, net	6,362	2,835	1,658	—	10,855
Identifiable intangibles, net	—	16,165	—	—	16,165
Goodwill	—	245,370	—	—	245,370

Total assets	$393,814	$352,364	$24,548	$(291,080)	$479,646

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	646	187	—	833
Current installments of lease financing obligation	—	—	444	—	444
Estimated third-party payor settlements	—	8,999	958	—	9,957
Accounts payable	713	24,306	815	—	25,834
Accrued payroll	—	9,142	421	—	9,563
Accrued vacation	—	4,161	207	—	4,368
Accrued insurance	—	932	—	—	932
Accrued interest	6,418	—	—	—	6,418
Accrued other	—	3,972	118	—	4,090

Total current liabilities	9,681	52,158	3,150	—	64,989
Long-term debt, excluding current installments	395,912	—	—	—	395,912
Obligations under capital leases, excluding current installments	—	826	184	—	1,010
Lease financing obligation, excluding current installments	—	—	20,038	—	20,038
Accrued insurance	—	4,371	—	—	4,371
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	5,105	—	—	5,105

Total liabilities	411,093	62,460	23,372	—	496,925
Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	172,273	63	12,580	(12,643)	172,273
Retained earnings (accumulated deficit)	(189,552)	289,841	(11,404)	(278,437)	(189,552)

Total stockholder’s equity (deficit)	(17,279)	289,904	1,176	(291,080)	(17,279)

	$393,814	$352,364	$24,548	$(291,080)	$479,646

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$80,446	$5,086	$—	$85,532

Salaries, wages and benefits	52	39,395	1,844	—	41,291
Supplies	—	8,335	373	—	8,708
Rent	—	6,242	256	—	6,498
Other operating expenses	261	18,138	1,159	—	19,558
Provision for doubtful accounts	—	1,682	83	—	1,765
Depreciation and amortization	—	2,045	331	—	2,376
Intercompany (income) expenses	341	(649)	308	—	—
Interest expense, net	6,674	108	402	—	7,184

Total expenses	7,328	75,296	4,756	—	87,380

Operating income (loss)	(7,328)	5,150	330	—	(1,848)
Earnings in investments in subsidiaries	(5,631)	—	—	5,631	—
Equity in income of joint venture	—	—	243	—	243

Income (loss) before income taxes	(1,697)	5,150	573	(5,631)	(1,605)
Provision for income taxes	—	54	38	—	92

Net income (loss)	$(1,697)	$5,096	$535	$(5,631)	$(1,697)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$253,582	$17,544	$—	$271,126

Salaries, wages and benefits	204	119,859	5,398	—	125,461
Supplies	—	26,094	1,166	—	27,260
Rent	—	18,712	707	—	19,419
Other operating expenses	808	56,293	3,599	—	60,700
Provision for doubtful accounts	—	4,887	296	—	5,183
Depreciation and amortization	—	6,465	996	—	7,461
Intercompany (income) expenses	4,188	(5,408)	1,220	—	—
Interest expense, net	19,721	361	1,195	—	21,277

Total expenses	24,921	227,263	14,577	—	266,761

Operating income (loss)	(24,921)	26,319	2,967	—	4,365
Earnings in investments in subsidiaries	(29,447)	—	—	29,447	—
Equity in income of joint venture	—	—	653	—	653

Income (loss) before income taxes	4,526	26,319	3,620	(29,447)	5,018
Provision for income taxes	—	454	38	—	492

Net income (loss)	$4,526	$25,865	$3,582	$(29,447)	$4,526

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$81,461	$2,800	$—	$84,261

Salaries, wages and benefits	79	38,312	1,587	—	39,978
Supplies	—	7,963	306	—	8,269
Rent	—	5,854	167	—	6,021
Other operating expenses	237	19,328	882	—	20,447
Provision for doubtful accounts	—	1,044	59	—	1,103
Gain on early extinguishment of debt	(558)	—	—	—	(558)
Depreciation and amortization	—	2,379	345	—	2,724
Intercompany (income) expenses	557	(754)	197	—	—
Interest expense, net	7,164	17	432	—	7,613

Total expenses	7,479	74,143	3,975	—	85,597

Operating income (loss)	(7,479)	7,318	(1,175)	—	(1,336)
Earnings in investments in subsidiaries	(5,976)	—	—	5,976	—
Equity in income of joint venture	—	—	25	—	25

Income (loss) before income taxes	(1,503)	7,318	(1,150)	(5,976)	(1,311)
Provision for income taxes	—	192	—	—	192

Net income (loss)	$(1,503)	$7,126	$(1,150)	$(5,976)	$(1,503)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$265,205	$5,725	$—	$270,930

Salaries, wages and benefits	244	120,745	4,584	—	125,573
Supplies	—	25,097	634	—	25,731
Rent	—	18,410	492	—	18,902
Other operating expenses	1,366	62,443	2,026	—	65,835
Provision for doubtful accounts	—	4,099	111	—	4,210
Gain on early extinguishment of debt	(642)	—	—	—	(642)
Depreciation and amortization	—	7,067	1,037	—	8,104
Intercompany (income) expenses	485	(884)	399	—	—
Interest expense, net	22,431	286	1,247	—	23,964

Total expenses	23,884	237,263	10,530	—	271,677

Operating income (loss)	(23,884)	27,942	(4,805)	—	(747)
Earnings in investments in subsidiaries	(22,033)	—	—	22,033	—
Equity in income (loss) of joint venture	—	(537)	25	—	(512)

Income (loss) before income taxes	(1,851)	27,405	(4,780)	(22,033)	(1,259)
Provision for income taxes	—	592	—	—	592

Net income (loss)	$(1,851)	$26,813	$(4,780)	$(22,033)	$(1,851)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,526	$25,865	$3,582	$(29,447)	$4,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,739	6,464	996	—	9,199
Provision for doubtful accounts	—	4,887	296	—	5,183
Equity compensation amortization	196	—	—	—	196
Equity in income of joint venture	—	—	(653)	—	(653)
Changes in operating assets and liabilities:
Accounts receivable	—	2,575	415	—	2,990
Income taxes	—	(194)	—	—	(194)
Prepaid expenses and other current assets	—	(987)	66	—	(921)
Change in investments in subsidiaries	(29,447)	—	—	29,447	—
Other assets	—	460	—	—	460
Due to/from related parties	27,662	(23,696)	(3,966)	—	—
Estimated third-party payor settlements	—	(6,654)	118	—	(6,536)
Accounts payable and accrued expenses	(2,763)	(6,364)	(222)	—	(9,349)
Other liabilities	—	3,895	—	—	3,895

Net cash provided by operating activities	1,913	6,251	632	—	8,796

Cash flows from investing activities:
Purchases of property and equipment	—	(2,470)	(156)	—	(2,626)

Net cash used in investing activities	—	(2,470)	(156)	—	(2,626)

Cash flows from financing activities:
Payments of long-term debt	(1,913)	—	—	—	(1,913)
Payments on obligations under capital leases	—	(710)	(147)	—	(857)
Payments on lease financing obligation	—	—	(329)	—	(329)

Net cash used in financing activities	(1,913)	(710)	(476)	—	(3,099)

Net increase in cash and cash equivalents	—	3,071	—	—	3,071
Cash and cash equivalents, beginning of period	—	46,680	1	—	46,681

Cash and cash equivalents, end of period	$—	$49,751	$1	$—	$49,752

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net income (loss)	$(1,851)	$26,813	$(4,780)	$(22,033)	$(1,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,655	7,067	1,037	—	9,759
Provision for doubtful accounts	—	4,099	111	—	4,210
Equity compensation amortization	235	—	—	—	235
Gain on early extinguishment of debt	(642)	—	—	—	(642)
Loss on the disposition of assets	—	2	—	—	2
Equity in income (loss) of joint venture	—	537	(25)	—	512
Changes in operating assets and liabilities:
Accounts receivable	—	8,961	(2,074)	—	6,887
Income taxes	—	9	—	—	9
Prepaid expenses and other current assets	—	145	(221)	—	(76)
Change in investments in subsidiary	(22,033)	—	—	22,033	—
Other assets	—	467	—	—	467
Due to/from related parties	5,444	(9,428)	3,984	—	—
Estimated third-party payor settlements	—	(1,452)	1,694	—	242
Accounts payable and accrued expenses	(3,829)	(2,733)	867	—	(5,695)
Other liabilities	—	(1,433)	—	—	(1,433)

Net cash provided by (used in) operating activities	(21,021)	33,054	593	—	12,626

Cash flows from investing activities:
Purchases of property and equipment	—	(3,296)	(144)	—	(3,440)
Investment in joint venture	(1,500)	—	(6)	1,500	(6)
Note receivable with joint venture	—	—	(1,400)	—	(1,400)

Net cash used in investing activities	(1,500)	(3,296)	(1,550)	1,500	(4,846)

Cash flows from financing activities:
Equity investments	—	—	1,500	(1,500)	—
Net change in borrowings under the line of credit	25,000	—	—	—	25,000
Payments of long-term debt	(2,479)	—	—	—	(2,479)
Payments on obligations under capital leases	—	(735)	(192)	—	(927)
Payment on lease financing obligation	—	—	(351)	—	(351)

Net cash provided by (used in) financing activities	22,521	(735)	957	(1,500)	21,243

Net increase in cash and cash equivalents	—	29,023	—	—	29,023
Cash and cash equivalents, beginning of period	—	25,261	1	—	25,262

Cash and cash equivalents, end of period	$—	$54,284	$1	$—	$54,285

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of September 30, 2010, we operated 19 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 11 freestanding facilities (73% of beds). Through these 19 long-term acute care hospitals, we operate a total of 1,057 licensed beds and employ approximately 3,200 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Liquidity and Uncertainties Related to Going Concern

As of September 30, 2010, we had $396.5 million of long-term debt outstanding consisting of our $60.0 million senior secured revolving credit facility, which matures on August 11, 2011, of which $35.0 million in principal amount is outstanding and classified as a current liability, our senior secured term loan credit facility in an outstanding principal amount of $242.3 million, which matures on August 11, 2012, and our senior subordinated notes in an outstanding principal amount of $119.3 million, which matures on August 11, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including an interest coverage ratio test and a maximum leverage ratio test. We are currently in compliance with the covenants under our senior secured credit facility for the four quarter period ended September 30, 2010.

These financial covenants, however, become more restrictive beginning with the quarterly period ending March 31, 2011, as more fully discussed in the “Liquidity and Capital Resources” section contained herein. Based upon our current projections, we believe that it is probable that we will not be able to comply with certain financial covenants under our senior secured credit facility during the next twelve months. Our senior secured credit facility provides for certain limited cure rights in the event a financial covenant is not met which provides us the ability to issue permitted cure securities in exchange for cash or otherwise receive cash that would be contributed to our capital in an amount that is necessary to satisfy the financial covenants on a pro forma basis. If exercised, the amount of net cash proceeds contributed in connection with the cure right continues to be included in consolidated EBITDA, as defined in the senior secured credit agreement, on a trailing four quarter basis.

In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default may occur. If we are unable to exercise a cure right or obtain waivers or amendments to cure an event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating our access to our revolving credit facility and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would further create a cross-default under our senior subordinated notes indenture. Such an acceleration would have a material adverse effect on our financial position, results of operations and cash flow and raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amount of liabilities that may result should we be unable to continue as a going concern.

We are continuing to pursue operational and strategic objectives that may result in increased profitability and lower total indebtedness in order to remain in compliance with the financial covenants under our senior secured credit facility. These objectives include, among other items, increasing the occupancy levels of our hospitals, reducing administrative and operating expenses, and reducing days of net patient service revenue in accounts receivable. Additionally, we intend to seek opportunities to refinance our outstanding debt subject to financial performance and market conditions. We also continue to explore various strategic transactions, such as an acquisition, as a means to reduce our leverage and strengthen our operating and financial conditions.

There can be no assurance, however, that we will be able to achieve increased profitability or to refinance any of our debt, including our senior subordinated notes and our senior secured credit facility, on commercially reasonable terms or at all. In that case, we may be required to consider all of our alternatives in restructuring our business and our capital structure.

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

Regulatory Changes

Approximately 59.3% and 59.1% of our total net patient service revenue for the nine months ended September 30, 2010 and 2009, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 59.3% and 59.1% of total net patient service revenue for the nine months ended September 30, 2010 and 2009, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net patient service revenue	$85,532	$84,261	$271,126	$270,930
Salaries, wages and benefits	41,291	39,978	125,461	125,573
Supplies	8,708	8,269	27,260	25,731
Rent	6,498	6,021	19,419	18,902
Other operating expenses	19,558	20,447	60,700	65,835
Provision for doubtful accounts	1,765	1,103	5,183	4,210
Gain on early extinguishment of debt	—	(558)	—	(642)
Depreciation and amortization	2,376	2,724	7,461	8,104
Interest expense, net	7,184	7,613	21,277	23,964

Total expenses	87,380	85,597	266,761	271,677

Operating income (loss)	(1,848)	(1,336)	4,365	(747)
Equity in income (loss) of joint venture	243	25	653	(512)

Income (loss) before income taxes	(1,605)	(1,311)	5,018	(1,259)
Provision for income taxes	92	192	492	592

Net income (loss)	$(1,697)	$(1,503)	$4,526	$(1,851)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Number of hospitals within hospitals (end of period)	8	8	8	8
Number of freestanding hospitals (end of period)	11	11	11	11
Number of total hospitals (end of period)	19	19	19	19
Licensed beds (end of period)	1,057	1,059	1,057	1,059
Average licensed beds (1)	1,057	1,072	1,058	1,077
Admissions	1,993	1,832	6,083	6,039
Patient days	56,217	52,868	173,465	169,640
Occupancy rate	57.8%	53.6%	60.1%	57.7%
Percent net patient service revenue from Medicare	60.8%	55.2%	59.3%	59.1%
Percent net patient service revenue from commercial payors and Medicaid (2)	39.2%	44.8%	40.7%	40.9%
Net patient service revenue per patient day	$1,521	$1,594	$1,563	$1,597

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than three percent for each of the periods presented.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenues

Our net patient service revenue increased by $1.3 million, or 1.5%, to $85.5 million for the three months ended September 30, 2010, as compared to the same period in 2009. Patient days in the 2010 period were 3,349, or 6.3%, greater than the same period in 2009, while admissions were 161, or 8.8%, greater than the same period in 2009.

However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, our net patient service revenue of $85.5 million for the 2010 period represents a $1.8 million increase from the 2009 period. Patient days in the 2010 period of 56,217 increased by 3,789, or 7.2%, while admissions of 1,993 increased by 182, or 10.0%, on a same store basis. The increase in net patient service revenue of $1.8 million during the 2010 period was attributable to a favorable variance of $6.0 million as the result of the increase in patient days, offset by an unfavorable variance of $4.2 million attributable to a decrease in net patient service revenue on a per patient day basis. The decrease in net patient service revenue per patient day was primarily attributable to a decline in revenue per patient day for non-Medicare patients, including commercially insured, Medicare Advantage and Medicaid patients. Additionally, the number of Medicare patient days, which generally have a lower average net revenue per patient day than non-Medicare patient days, increased by 11.5% during the third quarter of 2010 as compared to the third quarter of 2009 and increased as a percent of total patient days.

Total Expenses

Total expenses increased by $1.8 million to $87.4 million for the three months ended September 30, 2010, as compared to the same period in 2009. On a same store basis however, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, total expenses of $87.4 million in the 2010 period increased by $2.6 million from the 2009 period. This increase on a same store basis was primarily attributable to an increase of $1.7 million in salaries, wages and benefits and an increase of $0.5 million in supplies as a result of the higher patient volumes in the 2010 period, however, these expenses were lower on a per patient day basis by $22, or 2.4%.

Income Tax Expense

For the three months ended September 30, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on the availability of net operating loss carryforwards to offset current year income.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Revenues

Our net patient service revenue increased by $0.2 million, or 0.1%, for the nine months ended September 30, 2010, to $271.1 million from $270.9 million for the comparable period in 2009. Patient days and admissions increased by 2.3% and 0.7%, respectively, for the nine months ended September 30, 2010 as compared to the same period in 2009.

However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, our net patient service revenue of $271.1 million increased by $3.4 million, or 1.3%, from $267.7 million in the 2009 period. Patient days in the 2010 period of 173,465 increased by 6,124, or 3.7%, while admissions of 6,083 increased by 133, or 2.2%. The increase in net patient service revenue of $3.4 million during the 2010 period was attributable to a favorable variance of $9.8 million as the result of the increase in patient days, offset by an unfavorable variance of $6.4 million attributable to a decrease in net patient service revenue on a per patient day basis. The decrease in net patient service revenue on a per patient day basis was principally attributable to a decline in revenue per patient day for non-Medicare patients, including commercially insured, Medicare Advantage and Medicaid patients. Additionally, the number of Medicare patient days, which generally have a lower average net revenue per patient day than non-Medicare patient days, increased as a percentage of total days during the 2010 period as compared to the 2009 period.

Total Expenses

Total expenses decreased by $4.9 million to $266.8 million for the nine months ended September 30, 2010, as compared to $271.7 million for the comparable period in 2009. On a same store basis however, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, total expenses of $266.8 million in the 2010 period decreased by $1.5 million from the 2009 period.

This decrease on a same store basis was primarily attributable to a decrease in insurance expense of $1.3 million and a decrease of $2.7 million in net interest expense, offset by an increase of $1.7 million in salaries, wages and benefits and an increase of $1.8 million in supplies. The decrease in insurance expense was the result of a $1.0 million charge recorded in the 2009 period attributable to an agreement with the insurance carriers on Hurricane Katrina matters. The decrease in net interest expense was the result of lower interest rates on outstanding borrowings during the 2010 period and the decrease of $11.1 million in outstanding principal of our senior subordinated notes as a result of the repurchase of these notes during the second half of the year ended December 31, 2009. The increase in salaries, wages and benefits and supplies was the result of higher patient volumes in the 2010 period, however, these expenses were lower on a per patient day basis by $11, or 1.2%.

Income Tax Expense

For the nine months ended September 30, 2010, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2010 for federal income taxes based on the availability of net operating losses to offset current year income.

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

At September 30, 2010, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a term loan facility in an outstanding principal amount of $242.3 million, which matures on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million is outstanding, including sub-facilities for letters of credit, of which $2.1 million are outstanding, and swingline loans, which matures on August 11, 2011. We also have capital lease obligations of $1.6 million with varying maturities. The full amount available under the term loan facility was used in connection with the Merger.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans are currently (1) 3.00% for alternate base rate revolving loans, (2) 4.00% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins are subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility). At September 30, 2010, the interest rate applicable to the $242.3 million under our term loan facility was 4.73%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 4.43%.

The senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility. In addition, the senior secured credit facility includes various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. We are currently in compliance with the covenants of our senior secured credit facility for the four quarter period ended September 30, 2010. See the previous discussion in the “Liquidity and Uncertainties Related to Going Concern” section included herein regarding potential consequences of non-compliance with the covenants of our senior secured credit facility.

As discussed previously, the financial covenant requirements in our senior secured credit facility become more restrictive throughout the remaining term of the facility. More specifically, the maximum leverage ratio test, which is currently at 7.00x of consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility), is scheduled to adjust to 6.00x beginning with the trailing four quarter period ending March 31, 2011, and thereafter. The minimum interest coverage ratio requirement, which is currently at 1.60x, is scheduled to increase to 1.75x beginning with the trailing four quarter period ending March 31, 2011, and then increases to 2.00x beginning with the trailing four quarter period ending March 31, 2012, and thereafter.

We believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months, absent an acceleration of repayment as discussed previously.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility. As previously discussed, we intend to seek opportunities to refinance our outstanding debt, subject to financial performance and market conditions, and we continue to explore various strategic transactions, including an acquisition, as a means to reduce our leverage and strengthen our operating and financial condition. However, there is no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or to complete an acquisition on desirable terms.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $1.1 million during the remainder of 2010 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Nine Months Ended September 30
	2010	2009
Operating activities	$8,796	$12,626
Investing activities	(2,626)	(4,846)
Financing activities	(3,099)	21,243

For the nine months ended September 30, 2010, cash provided by operating activities was $8.8 million as compared to cash provided of $12.6 million in the comparable period in 2009. For the nine months ended September 30, 2010, we had a net income of $4.5 million as compared to a net loss of $1.9 million for the same period in 2009.

Accounts receivable decreased by $3.0 million for the nine months ended September 30, 2010 as compared to a decrease of $6.9 million for same period during 2009. Days of net patient service revenue in accounts receivable at September 30, 2010 had decreased to 65.9 as compared to 69.4 at December 31, 2009. Estimated third-party payor settlements resulted in a net use of cash of $6.5 million during the 2010 period as compared to providing net cash of $0.2 million for the nine months ended September 30, 2009. The use of cash during the 2010 period was principally due to the repayment to Medicare of amounts received as interim payments during 2009 in excess of revenues ultimately recognized. A decrease in accounts payable and accrued expenses resulted in a net use of cash of $9.3 million for the nine months ended September 30, 2010 as compared to a net use of cash of $5.7 million in the comparable period in 2009. The use of cash during the 2010 period was primarily attributable to the payment of 2009 incentive compensation during the 2010 period, a decrease in accrued payroll as the result of the timing of payroll payments and a decrease in accrued interest as a result of the timing of payments on our 9 1/4% senior subordinated notes.

Cash used in investing activities was $2.6 million for the nine months ended September 30, 2010 as compared to a net use of cash of $4.8 million in 2009. Cash used in investing activities during the 2010 period was principally for recurring maintenance capital expenditures. Cash used in investing activities during the 2009 period was principally for recurring maintenance capital expenditures in addition to a net use of cash of $1.4 million related to the newly formed joint venture in the Muskegon, Michigan market as previously discussed.

Cash used by financing activities for the nine months ended September 30, 2010 was $3.1 million as compared to cash provided of $21.2 million for the same period in 2009. The nine months ended September 30, 2009 include $25.0 million in net borrowings under the revolving line of credit.

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

At September 30, 2010, we had $242.3 million in senior term loans outstanding and a borrowing availability of $22.9 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2010

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