Form 10-K
period 2010-12-31
LifeCare Holdings, Inc.
filed 2011-03-30
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File No. 333-133319

LifeCare Holdings, Inc.

Delaware	51-0372090
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5340 Legacy Drive Building 4 Suite 150 Plano, Texas	75024
Address	Zip Code

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

As of March 15, 2011, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of December 31, 2010, we operated 20 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 12 freestanding facilities (73% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,057 licensed beds and employ approximately 3,300 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of outstanding senior subordinated notes. We also entered into a revolving credit facility that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity. As discussed further in the “Liquidity and Capital Resources” section contained herein, the $255.0 million senior secured credit facility and the $60.0 million revolving credit facility were refinanced with a new $257.5 million senior secured credit facility and a $30.0 million revolving credit facility on February 1, 2011.

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

To qualify as a LTAC hospital under Medicare, the Centers for Medicare & Medicaid Services (“CMS”) requires that a hospital have an inpatient average length of stay greater than 25 days for Medicare patients. CMS estimates that there are approximately 423 LTAC hospitals in the United States and that Medicare reimbursement to LTAC hospitals will be approximately $4.9 billion in the year beginning October 1, 2010. There are two general business models for operating LTAC hospitals- “hospital within a hospital” (“HIH”) facilities and freestanding facilities. The HIH model refers to facilities that lease space from a general acute care, or host, hospital but are independently licensed and operated, while freestanding LTAC facilities are not located in or on the campus of a general acute care hospital. In general, HIH facilities are much less expensive to develop than freestanding facilities, but they are typically smaller and subject to increased regulatory scrutiny by CMS to ensure their independence from their host hospitals.

Recent Regulatory Developments

2010 Final Rule

On July 30, 2010, CMS published their annual payment update for LTAC hospitals for the 2011 rate year, which became effective for all discharges on or after October 1, 2010 (the “2010 Final Rule”). The 2010 Final Rule included a net decrease in the standard federal rate of $195, or 0.5%, to $39,600, which was based on a market basket update of 2.5% less an adjustment of 0.5% as required by the Patient Protection and Affordable Care Act (“PPACA”) and less an adjustment of 2.5% to account for changes in documentation and coding practices. The 2010 Final Rule also included an increase in the high-cost outlier fixed-loss amount to $18,785 from $18,615. Additionally, the 2010 Final Rule included updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LT-DRG”), which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS also estimated that the changes for the 2011 rate year, taken as a whole, including changes to the area wage adjustments for the 2011 rate year, an increase in high-cost outlier payments and an increase in short-stay outlier payments, would result in an increase of 0.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2010 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

2010 Healthcare Reform Law

On March 23, 2010, the President signed the PPACA into law. This act made dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which made certain amendments to the law signed by the President on March 23, 2010.

The PPACA, together with the Health Care and Education Affordability Reconciliation Act of 2010, also made changes to the Medicare program relevant to the LTAC industry, including the following key provisions, among other things:

•

a two-year extension of the LTAC provisions originally included in the Medicare, Medicaid and SCHIP Extension Act of 2007, which is discussed further under the “Regulatory Changes” section contained herein,

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

In addition, the PPACA created an “Independent Payment Advisory Board” to develop and submit proposals to the President and Congress designed to reduce Medicare spending, and provided for pilot programs to explore a bundled payment system for an episode of care that includes an inpatient stay in a hospital and post-acute care provided within 30 days after discharge.

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

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updated the rate year 2010 LTAC- Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which was based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

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

Equity investment by experienced private equity firm. We are controlled by investment funds associated with The Carlyle Group, which have invested approximately $176.7 million of equity into our company. The Carlyle Group is a leading, global private equity firm with approximately $97.7 billion under management and with extensive experience investing in a collection of portfolio companies across various sectors of the healthcare industry including services, payors, medical devices and products and pharmaceuticals. The Carlyle Healthcare Group includes 25 investment professionals worldwide with experience investing in highly regulated healthcare businesses at stages of development from early-stage venture investments to leveraged acquisitions.

Our Strategy

The primary components of our business strategy include the following:

Continued focus on the treatment of higher acuity patients. We are continuing to execute our strategy of focusing on admissions of higher acuity patients, especially ventilator dependent patients and patients who require significant wound care treatment protocols. This strategy has included identifying opportunities to increase in certain of our hospitals the capacity to treat these higher acuity patients through the addition of intensive care or high observation rooms, special procedure rooms, and certain diagnostic equipment.

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

Facilities

As of December 31, 2010, we had eight HIH facilities and 12 freestanding facilities. We own two freestanding LTAC hospitals and lease the remaining LTAC hospitals. We generally seek ten to 15-year leases for our LTAC hospitals, with one or more five-year renewal options.

The following table lists our hospital facilities as of December 31, 2010:

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Boise Intensive Care Hospital	Boise, Idaho	Freestanding	60	Leased
Colorado Acute Specialty Care Hospital	Denver, Colorado	Freestanding	63	Leased
LCH—Linwood Ave	Shreveport, Louisiana	Freestanding	65	Leased
LCH—Pierremont	Shreveport, Louisiana	HIH	30	Leased
LCH—Willis-Knighton	Shreveport, Louisiana	HIH	24	Leased
LCH of Chester County	West Chester, Pennsylvania	HIH	39	Leased
LCH of Dayton	Miamisburg, Ohio	HIH	44	Leased
LCH of Wisconsin	Pewaukee, Wisconsin	Freestanding	62	Leased
LCH of North Carolina	Rocky Mount, North Carolina	HIH	50	Leased
LCH of North Texas—Dallas	Dallas, Texas	Freestanding	62	Leased
LCH of North Texas—Fort Worth	Fort Worth, Texas	Freestanding	80	Owned
LCH of North Texas—Plano	Plano, Texas	Freestanding	66	Leased
LCH of Pittsburgh	Pittsburgh, Pennsylvania	Freestanding	129	Owned
LCH of Pittsburgh—Alle-kiski	Natrona Hights, Pennsylvania	HIH	35	Leased
LCH of Pittsburgh—Suburban	Pittsburgh, Pennsylvania	Freestanding	32	Leased
LCH of San Antonio	San Antonio, Texas	Freestanding	62	Leased
LCH of South Texas—North	McAllen, Texas	Freestanding	32	Leased
LCH of South Texas—McAllen	McAllen, Texas	Freestanding	62	Leased

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Tahoe Pacific Hospital—Meadows	Reno, Nevada	HIH	39	Leased
Tahoe Pacific Hospital—West	Reno, Nevada	HIH	21	Leased

Total Facilities 20			1,057

We lease our non-hospital facilities, including our corporate headquarters, which is located in Plano, Texas, and several other spaces related to administrative and operational support functions. We believe that our existing facilities are suitable to conduct our operations.

Employees

As of December 31, 2010, we employed approximately 3,300 people throughout the United States in the locations noted above.

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

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the SCHIP Extension Act, and conduct audits under CMS’s Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. The results of the enhanced medical necessity reviews and the RAC program audits could have an adverse effect on our business, financial position, result of operations and liquidity. To the extent these reviews result in an adverse finding, we may contest the adverse finding vigorously; however, these matters can result in significant legal expense and consume our resources.

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

Overview of U.S. and State Government Reimbursements

Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, who are persons generally age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act and is administered primarily by the Department of Health and Human Services through its Centers for Medicare & Medicaid Services. The Medicare program reimburses various types of providers, including LTAC hospitals, using different payment methodologies. We received from Medicare approximately 59.2% of our net patient service revenue in 2010.

The Medicare payment system for LTAC hospitals is currently based upon a PPS specifically designed for LTAC hospitals. LTAC hospital PPS is based upon discharged-based MS-LT-DRGs. The basic form of payment under the LTAC hospital PPS provides for three potential payment amounts: (a) a short stay outlier payment, which applies to patients whose length of stay is less than  5/6th of the geometric mean length of stay for that MS-LT-DRG; (b) a full DRG payment which applies to patients whose length of stay is greater than  5/6th of the geometric mean length of stay and whose cost has not exceeded the amount of MS-LT-DRG reimbursement plus a fixed cost outlier threshold established each year by CMS; and (c) a high cost outlier payment that will provide a partial coverage of costs for patients whose cost of care exceeds the MS-LT-DRG reimbursement plus a fixed cost outlier threshold per discharge. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the sum of the MS-LT-DRG payment amount plus a fixed cost outlier threshold per discharge.

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

LTAC Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for less than 3% of our net patient service revenue for the year ended December 31, 2010.

Regulatory Changes

2010 Final Rule

On July 30, 2010, CMS published their annual payment update for LTAC hospitals for the 2011 rate year, which became effective for all discharges on or after October 1, 2010 (the “2010 Final Rule”). The 2010 Final Rule included a net decrease in the standard federal rate of $195, or 0.5%, to $39,600, which was based on a market basket update of 2.5% less an adjustment of 0.5% as required by the PPACA of 2010 and less an adjustment of 2.5% to account for changes in documentation and coding practices. The 2010 Final Rule also included an increase in the high-cost outlier fixed-loss amount to $18,785 from $18,615. Additionally, the 2010 Final Rule included updates to the weighting of MS-LT-DRGs, which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS also estimated that the changes for the 2011 rate year, taken as a whole, including changes to the area wage adjustments for the 2011 rate year, an increase in high-cost outlier payments and an increase in short-stay outlier payments, would result in an increase of 0.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2010 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

2010 Healthcare Reform Law

On March 23, 2010, the President signed into law the PPACA. This act made dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which made certain amendments to the law signed by the President on March 23, 2010.

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

In addition, the PPACA created an “Independent Payment Advisory Board” to develop and submit proposals to the President and Congress designed to reduce Medicare spending, and provided for pilot programs to explore a bundled payment system for an episode of care that includes an inpatient stay in a hospital and post-acute care provided within 30 days after discharge.

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

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updated the rate year 2010 LTAC- Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which was based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

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

The Medicare, Medicaid and SCHIP Extension Act of 2007

On December 29, 2007, legislation known as the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) was signed into law and became effective for cost reporting periods beginning after December 29, 2007. This legislation provided for, among other things:

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

As of December 31, 2010, only four of our HIH facilities were subject to admission limitations at the 25% level. One of these facilities opened after the October 1, 2004 implementation date and has been in compliance with this requirement since opening. Three of these facilities have phased in to the 25% level for non-co-located referrals. As a result of the phase-in of the admission limitations and certain grandfathering and SCHIP Extension Act provisions, all of our other HIH facilities have limitations ranging from 50% to 100%. These admission limitation rules have not had a significant effect on our 2010, 2009 or 2008 financial results. The PPACA, together with the Health Care and Education Affordability Reconciliation Act of 2010, added a two-year extension of the LTAC provisions originally included in the Medicare, Medicaid and SCHIP Extension Act of 2007.

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

In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts (the “Red Flag Rule”). The compliance date for this rule was December 31, 2010. On December 18, 2010, President Obama signed into law the Red Flag Program Clarification Act. The new law limits the circumstances in which creditors are covered by the Red Flag Rule.

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

In order to facilitate our employees’ ability to report known, suspected or potential violations of our Code of Conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished by communication to our toll-free, third party compliance hotline provider. In addition, compliance-related issues are presented and reviewed by our Chief Compliance Officer with the assistance of outside counsel as deemed necessary by the Chief Compliance Officer. The Chief Compliance Officer and his staff are responsible for reviewing and investigating compliance incidents in accordance with the compliance department’s Policy on Reporting of Potential Issues or Areas of Noncompliance, and presenting the findings to our Chief Executive Officer, the Compliance Committee, or an executive or administrative officer as necessary. All significant issues are reported to our board of directors.

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

In addition, you may request a copy of our SEC filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

LifeCare Holdings, Inc 5340 Legacy Drive Building 4 Suite 150 Plano, TX 75024 Attention: Chief Financial Officer (469) 241-2100

Item 1A.	Risk Factors

Risks Factors Relating to Our Capital and Liquidity

We may not be able to maintain compliance with covenants contained in our senior secured credit facility.

We are significantly leveraged, and our senior secured credit facility requires us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenant tests will become more restrictive over time. We cannot guarantee that we will be able to continue to satisfy these covenant requirements in the future. The margins by which we have adhered to the financial ratios required by our senior secured credit facility have been consistently small.

If we are unable to maintain compliance with the covenants contained in our current senior secured credit facility, an event of default could occur, unless we are able to obtain a waiver or enter into another amendment with the senior lenders to revise the covenant requirements. If we are required to obtain a waiver or execute another amendment, it is likely we will incur additional fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. In the event of a default, the lenders under the senior secured credit facility are entitled to take various actions, including accelerating amounts due under the senior secured credit facility, terminating our access to our revolving credit facility and all other actions generally available to a secured creditor. An event of default would have a material adverse effect on our financial position, results of operations and cash flow.

As a result of the impending maturities and increasingly more restrictive covenant requirements under our existing senior secured credit facility, we completed a refinancing of our existing senior secured credit facility with the proceeds of a new $257.5 million senior secured credit facility and a new $30.0 million revolving credit facility on February 1, 2011. This new credit facility contains minimum cumulative consolidated EBITDA levels for the first three quarters ending in 2011 and established a new required interest coverage ratio and a maximum leverage ratio requirement that will become effective for the trailing-12 month period ended December 31, 2011.

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

The condition of the financial markets, including volatility in the capital and credit markets, could have a material adverse effect on the availability and terms of our financing sources.

As a result of the turmoil during the past few years within the financial markets nationally and globally, there is no assurance that the availability of future borrowings under the revolving credit facility will not be impacted by volatility and disruptions in the financial credit markets. Availability of borrowings under a revolving credit facility is one of our primary sources of liquidity. Additionally, acquiring and developing facilities may involve significant cash expenditures and debt incurrence. We may fail to obtain financing for acquisitions at a reasonable cost, and any such financing might contain restrictive covenants that limit our operating flexibility. As a result of the February 1, 2011 refinancing of our senior credit facility and our revolving credit facility, the maturity dates on these facilities are now February 1, 2016 and February 1, 2015, respectively. However, our senior subordinated notes are scheduled to mature on August 11, 2013. In the event these notes are not paid off or refinanced by May 15, 2013, the new senior credit facility and revolving credit facility maturities will accelerate to May 15, 2013. We cannot assure that a downturn in the credit markets or other circumstances will not impact our ability to access our revolving credit facility or to refinance our indebtedness as it matures. In addition, tighter credit standards may adversely affect our ability to refinance our indebtedness at maturity. Our inability to access our revolving credit facility or refinance indebtedness would have a material adverse effect on our business, financial position, results of operations and liquidity.

We pay interest at floating rates on borrowings under our senior secured credit facility. Higher interest rates could have a material adverse effect on our business, financial position, results of operations and liquidity. In addition, current market conditions and our level of leverage make it likely that we would not be able to refinance our senior subordinated notes without incurring higher interest rates.

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

Risk Factors Relating to Reimbursement and Regulation of Our Business

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

During 2010, 2009 and 2008, we derived 59.2%, 57.1% and 61.2%, respectively, of our net patient service revenue from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems have been proposed or may be proposed and could be adopted, either in Congress or by CMS. Because these kinds of changes may be adopted at any time, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, any increases in Medicare reimbursement rates established by CMS may not fully reflect increases in our operating costs. Other changes in regulations relating to how we conduct our operations could also result in increased expenses or reduced net revenues. See “Business—Government Regulations.”

We cannot predict the effect that healthcare reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

On March 23, 2010, the President signed into law the “Patient Protection and Affordable Care Act,” which contained reforms to the insurance markets and made dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs. Additionally, on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010, which made certain amendments to the law signed by the President on March 23, 2010.

Most of the provisions of this healthcare legislation did not go into effect immediately and may be delayed for several years, during which time the bill will be subject to further adjustments through future legislation or even constitutional challenges. These legislative acts, however, will make significant changes to the U.S. healthcare system by requiring most individuals to have health insurance coverage, and would mandate material changes to the delivery of healthcare services and the reimbursement paid for such services in order to generate savings in the Medicare program. A primary focus of health care reform is to ultimately reduce costs, which could include material reductions in reimbursement paid to us and other healthcare providers. Healthcare reform could increase our operating costs and have a negative impact on third party payors and insurance companies. Additionally, there are numerous other changes contained in the bill that relate to Medicare Advantage payments, bundling of acute and post-acute care, readmissions and value-based purchasing, among other items. Several states are also considering separate healthcare reform measures.

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

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the SCHIP Extension Act, and conduct audits under CMS’s RAC program. The RAC program has been made permanent and was expanded broadly to healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. Many private payors also reserve the right to conduct audits of billed claims for their covered participants.

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

Risk Factors Relating to Our Operations

Future cost containment initiatives undertaken by private third party payors or further consolidation of managed care organizations and other third party payors may limit our future net revenues and profitability.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations.

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

For the twelve months ended December 31, 2010, 37.3% and 18.1% of our revenues were generated in Texas and Pennsylvania, respectively. Such a concentration increases the risk that, should any adverse economic, regulatory, environmental or other developments occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

Our business operations could be materially affected if we incur adverse changes in individual markets in which we have significant operations.

A natural disaster, terrorism or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the past, a hurricane had a material adverse effect on the operations of hospitals we previously owned in Louisiana. Any disruptive event in any of our major markets in the future could have similar negative effects.

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

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting. Significant resources are required to establish that we are in full compliance with the financial reporting controls and procedures. If we fail to have effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

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

As of December 31, 2010, we leased eight HIH facilities, owned two and leased ten freestanding hospitals, and leased our corporate headquarters.

We generally seek ten to fifteen-year leases for our LTAC hospitals, with one or more additional five-year renewal options.

Our corporate headquarters is located in a 36,000 square foot building in Plano, Texas.

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

We are currently defending ourselves against one Hurricane Katrina related lawsuit. We are vigorously defending ourselves in this lawsuit, however, we cannot predict the ultimate resolution of this matters. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million to be paid by us, payable in three equal installments, due July 1, 2009, March 31, 2010, and March 31, 2011.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LifeCare Holdings, Inc. (the “Company”) is wholly-owned by LCI Holdco, LLC (“Holdco”), which is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”), which is a wholly-owned subsidiary of LCI Holding Company, Inc., (“Holdings”), all of which are privately owned. There is no public trading market for our equity securities or for those of Holdco, Intermediate Holdco, or Holdings. As of March 15, 2011, there were nine holders of Holdings’ common stock.

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

	Year Ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Statement of Operations Data:

Net patient service revenue	$358,252	$360,311	$351,971	$322,215	$325,882

Salaries, wages and benefits	168,166	168,538	165,975	156,125	145,340
Supplies	36,506	34,422	35,522	33,460	32,144
Rent	25,808	25,531	25,579	21,644	18,080
Other operating expenses	80,479	84,977	80,787	80,257	77,206
Provision for doubtful accounts	6,397	5,795	5,234	4,740	7,673
Depreciation and amortization	9,645	10,712	11,595	11,254	11,856
Goodwill impairment charge	—	—	18,600	38,834	43,600
Business interruption insurance proceeds	—	—	—	—	(5,333)
Gain on early extinguishment of debt	—	(5,184)	(9,526)	—	(1,329)
Loss on disposal of assets	782	126	92	—	945
Interest expense, net	28,243	31,238	37,783	35,911	32,819

Total expenses	356,026	356,155	371,641	382,225	363,001

Operating income (loss)	2,226	4,156	(19,670)	(60,010)	(37,119)
Equity in income (loss) of joint venture	726	(408)	—	(695)	—

Income (loss) before income taxes	2,952	3,748	(19,670)	(60,705)	(37,119)
Provision for income taxes	321	786	1,400	77	3,707

Net income (loss)	$2,631	$2,962	$(21,070)	$(60,782)	$(40,826)

Balance Sheet Data (end of period):
Cash and cash equivalents	$54,570	$46,681	$25,262	$17,816	$33,250
Working capital	72,683	59,920	37,886	48,166	64,027
Total assets	477,197	479,646	462,830	481,756	536,418
Total debt	395,912	398,462	387,244	396,263	399,450
Stockholder’s equity (deficit)	(11,480)	(17,279)	(20,549)	233	50,498
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$16,018	$13,720	$12,295	$(9,851)	$49,673
Investing activities	(3,958)	(7,218)	(9,284)	(16,376)	(27,447)
Financing activities	(4,171)	14,917	4,435	10,793	(8,819)
Capital expenditures	3,958	5,812	13,106	47,480	28,235
Ratio of earnings to fixed charges (1)	1:1.1	1:1.1	N/A	N/A	N/A

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Operating Data:
Number of HIH hospitals (end of period)	8	8	9	9	12
Number of freestanding hospitals (end of period)	12	11	11	10	8

Number of total hospitals (end of period)	20	19	20	19	20
Licensed beds (end of period)	1,057	1,059	1,079	1,009	926
Average licensed beds	1,058	1,072	1,062	961	889
Admissions	8,141	7,953	8,292	7,999	8,318
Patient days	229,999	225,559	234,367	229,479	226,863
Occupancy rate	59.6%	57.6%	60.3%	65.4%	69.9%
Percent net patient service revenue from Medicare	59.2%	57.1%	61.2%	64.6%	71.6%
Net patient service revenue per patient day	$1,558	$1,597	$1,502	$1,404	$1,436

(1)	In the years ended December 31, 2008, 2007, and 2006 earnings were insufficient to cover fixed charges by $19,670, $60,705, and $37,119, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of LTAC hospitals in the United States. As of December 31, 2010, we operated 20 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 12 freestanding facilities (73% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,057 licensed beds and employ approximately 3,300 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Recent Trends and Events

Hospital Openings and Closings

On October 16, 2010, we relocated an existing campus including 35 beds in our Pittsburgh market to a new location in the market, and on November 19, 2010, we opened a third hospital campus in Pittsburgh with 32 beds that we reallocated from our existing licensed and LTAC certified beds in the market.

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

Financing

On February 1, 2011, we entered into a new senior secured credit facility that consisted of a $257.5 million senior secured term loan and a $30.0 million senior secured revolving credit facility. The proceeds of the senior secured term loan along with available cash on hand were used to retire our existing $255.0 million senior secured credit facility, our $60.0 million revolving credit facility and to pay related fees and expenses of the new credit facility. We elected not to draw down under our new $30.0 million senior secured revolving credit facility at closing. See the “Liquidity and Capital Resources” section contained herein for further discussion.

Regulatory Matters

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 59.2%, 57.1% and 61.2% of total net patient service revenue for the twelve months ended December 31, 2010, 2009, and 2008, respectively. Net patient service revenue generated from non-Medicare payors were substantially from commercial payors.

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

Admissions . Admissions are the total number of patients admitted to our facilities during the reporting period.

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

Revenue Recognition

Patient service revenue is reported net of provisions for contractual allowances from third party payors and patients. We have agreements with third party payors that provide for payments to us at amounts different from our established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

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

We determined that there was no impairment for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, we recognized impairment charges of $18.6 million.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only. Supplemental pro forma disclosures have also been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

Results of Operations

A historical summary of operations for the twelve months ended December 31, 2010, 2009, and 2008 appears below (in thousands):

	2010	2009	2008
Net patient service revenue	$358,252	$360,311	$351,971

Salaries, wages, and benefits	168,166	168,538	165,975
Supplies	36,506	34,422	35,522
Rent	25,808	25,531	25,579
Other operating expenses	80,479	84,977	80,787
Provision for doubtful accounts	6,397	5,795	5,234
Depreciation and amortization	9,645	10,712	11,595
Goodwill impairment charge	—	—	18,600
Gain on early extinguishment of debt	—	(5,184)	(9,526)
Loss on disposal of asset	782	126	92
Interest expense, net	28,243	31,238	37,783

Total expenses	356,026	356,155	371,641

Operating income (loss)	2,226	4,156	(19,670)
Equity in income (loss) of joint venture	726	(408)	—

Income (loss) before income taxes	2,952	3,748	(19,670)
Provision for income taxes	321	786	1,400

Net income (loss)	$2,631	$2,962	$(21,070)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Number of hospitals within hospitals (end of period)	8	8	9
Number of freestanding hospitals (end of period)	12	11	11

Number of total hospitals (end of period)	20	19	20
Licensed beds (end of period)	1,057	1,059	1,079
Average licensed beds (1)	1,058	1,072	1,062
Average length of stay	28.5	28.2	27.6
Admissions	8,141	7,953	8,292
Patient days	229,999	225,559	234,367
Occupancy rate	59.6%	57.6%	60.3%
Percent net patient service revenue from Medicare	59.2%	57.1%	61.2%
Percent net patient service revenue from commercial payors and Medicaid (2)	40.8%	42.9%	38.8%
Net patient service revenue per patient day	$1,558	$1,597	$1,502

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than three percent for each of the years presented.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues

Our net patient service revenue of $358.3 million for the year ended December 31, 2010, decreased by $2.1 million, or 0.6%, from the comparable period in 2009. Patient days and admissions increased by 2.0% and 2.4%, respectively, for the year ended December 31, 2010 as compared to the same period in 2009.

However, on a same store basis, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, our net patient service revenue of $358.3 million increased by $1.1 million, or 0.3%, from the 2009 period. Patient days in the 2010 period of 229,999 increased by 6,739, or 3.0%, while admissions of 8,141 increased by 277, or 3.5%. The increase in net patient service revenue of $1.1 million during the 2010 period was attributable to a favorable variance of $10.8 million as the result of the increase in patient days, offset by an unfavorable variance of $9.7 million attributable to a decrease in net patient service revenue on a per patient day basis. The decrease in net patient service revenue on a per patient day basis was principally attributable to a decline in revenue per patient day for non-Medicare patients, including commercially insured and Medicare Advantage patients. Additionally, the number of Medicare patient days, which generally have a lower average net revenue per patient day than non-Medicare patient days, increased as a percentage of total days during the 2010 period as compared to the 2009 period.

Total Expenses

Total expenses decreased by $0.2 million to $356.0 million for the year ended December 31, 2010 as compared to $356.2 million for the comparable period in 2009. On a same store basis however, which excludes the operations of our former hospital in Muskegon, MI, from the 2009 period, total expenses of $356.0 million in the 2010 period increased by $3.3 million from the 2009 period.

This increase on a same store basis was primarily attributable to a gain of $5.2 million in 2009 related to the early extinguishment of debt. During the year ended December 31, 2009, we repurchased $11.2 million of our outstanding senior subordinated notes for $5.8 million. This resulted in us recording a $5.2 million gain, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of this indebtedness. There was also a decrease in insurance expense of $0.7 million and a decrease of $3.0 million in net interest expense, offset by an increase of $1.5 million in salaries, wages and benefits and an increase of $2.4 million in supplies. The decrease in insurance expense was the result of a $1.0 million charge recorded in the 2009 period attributable to an agreement with the insurance carriers on Hurricane Katrina matters. The decrease in net interest expense was the result of lower interest rates on outstanding borrowings during the 2010 period and the decrease of $11.2 million in outstanding principal of our senior subordinated notes as a result of the repurchase of these notes during the year ended December 31, 2009. The increase in salaries, wages and benefits was the result of higher patient volumes in the 2010 period, however, these expenses were lower on a per patient day basis by $15, or 2.1%.

Income Tax Expense

For the year ended December 31, 2010, we recorded income tax expense of $0.3 million which represented the estimated income tax liability for certain state income taxes based on gross margins or taxable income at the individual state level. The federal and state income tax expense for 2010 and 2009 is less than expected due primarily to changes in the valuation allowance on deferred tax assets as of December 31, 2010 and 2009.

Net Income

For the year ended December 31, 2010, we reported net income of $2.6 million as compared to net income of $3.0 million for the year ended December 31, 2009. However, excluding the gains on the early extinguishments of debt for 2009, there would have been a net loss of $2.2 million for the year ended December 31, 2009. As discussed previously, this improvement of $4.8 million was principally the result of lower net interest expense in the 2010 period.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues

Our net patient service revenue increased by $8.3 million, or 2.4%, for the year ended December 31, 2009, to $360.3 million from $352.0 million for the comparable period in 2008. The increase in net patient service revenue was comprised of a $21.5 million favorable variance as the result of increased revenue per patient day offset by a $13.2 million unfavorable variance from a 3.8% decrease in patient days.

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

Total Expenses

Total expenses decreased by $15.5 million to $356.2 million for the year ended December 31, 2009 as compared to $371.6 million for the comparable period in 2008. Included in the expenses for the 2009 period was a gain of $5.2 million related to the early extinguishment of debt. During the year ended December 31, 2009, we repurchased $11.2 million of our outstanding senior subordinated notes for $5.8 million. This resulted in us recording a $5.2 million gain, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of this indebtedness. Included in the expenses for the 2008 period was an impairment charge of $18.6 million related to goodwill, and a gain of $9.5 million related to the early extinguishment of debt. Gain on early extinguishment of debt for the year ended December 31, 2008 was the result of our repurchasing $16.5 million in face amount of our senior subordinated notes for an amount approximating $6.5 million. Partially offsetting the gain was the write-off of capitalized financing cost of $0.5 million recorded in connection with the retirement of these senior subordinated notes

Excluding the impairment charges and benefits from the gains on the early extinguishment of debt for 2009 and 2008, expenses decreased by $1.2 million from the same period in the prior year. Net interest expense decreased by $6.5 million during the 2009 period as the result of lower interest rates on our term debt and a decrease in outstanding indebtedness of our 9 1/4 % notes as the result of repurchases offset by increased borrowings against our revolving credit facility during 2009. The remaining $5.3 million increase in expenses was primarily attributable to an increase of $2.6 million in salaries, wages and benefits as the result of treating higher acuity patients and inflationary increases, and a $1.0 million charge to insurance expenses during the 2009 period as a result of an agreement with insurance carriers related to Hurricane Katrina matters.

Income Tax Expense

For the year ended December 31, 2009, we recorded income tax expense of $0.8 million which represented the estimated income tax liability for certain state income taxes based on gross margins or taxable income at the individual state level. The federal and state income tax expense for 2009 and 2008 was less than expected due primarily to changes in the valuation allowance on deferred tax assets as of December 31, 2009 and 2008.

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

At December 31, 2010, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a term loan facility in an outstanding principal amount of $241.6 million, which was scheduled to mature on August 11, 2012, and (ii) a $60.0 million revolving credit facility, subject to availability, of which $35.0 million was outstanding, including sub-facilities for letters of credit, of which $2.1 million was outstanding, and swingline loans, which was scheduled to mature on August 11, 2011. We also had capital lease obligations of $1.3 million with varying maturities. The full amount available under the term loan facility was used in connection with the Transactions.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility were, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available, in each case, plus an applicable margin. The applicable margins on the loans at December 31, 2010 were (1) 3.00% for alternate base rate revolving loans, (2) 4.00% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. These margins were subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing our senior secured credit facility). At December 31, 2010, the interest rate applicable to the $241.6 million outstanding under our term loan facility was 4.54%, and the weighted average rate on the $35.0 million outstanding balance of the revolving credit facility was 4.30%.

The senior secured credit facility required us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. These financial covenants would have become more restrictive on a periodic basis throughout the remaining term of the senior secured credit facility. In addition, the senior secured credit facility included various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transaction and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions. As of December 31, 2010, we would not have been in compliance with the maximum leverage ratio test; however, as discussed below, we refinanced this senior secured credit facility prior to the occurrence of an actual event of default.

As a result of the impending maturities and increasingly more restrictive covenant requirements under our existing senior secured credit facility, we completed a refinancing of our existing senior secured credit facility with a new senior secured credit facility that consisted of an initial $257.5 million senior secured term loan and a new $30.0 million senior secured revolving credit facility on February 1, 2011 (the “Credit Agreement”). The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility and revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. The lenders are not required to provide such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations specified in the Credit Agreement, including the consent of the lenders holding a majority of outstanding loans and undrawn commitments.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and

(3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date.

The applicable margin percentage is initially 6.75% for revolving loans that are alternate base loans and 7.75% for revolving loans that are based on the LIBOR rate, subject to quarterly adjustment (commencing with delivery of our financial statements for the first quarter ending March 31, 2011) based on our leverage ratio (as defined in the new senior secured credit agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay an initial commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment commencing with delivery of our financial statements for the fiscal quarter ending March 31, 2011, based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

Beginning in June 2011, we are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) commencing with the year ending December 31, 2011, 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 3% if such prepayment occurs on or prior to February 1, 2012, 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014.

We may voluntarily prepay outstanding loans under the term loan facility and reduce the unutilized portion of the commitment amount in respect of the senior secured revolving credit facility at any time. Any such voluntary prepayments are subject to a prepayment fee of 3% if such prepayment occurs on or prior to February 1, 2012, 2% if such prepayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014. Other than as described above, prepayments are not subject to any premium or penalty other than customary “breakage” costs with respect to loans based on the LIBOR rate.

The term loan and revolving credit facility under the Credit Agreement have scheduled maturity dates of February 1, 2016, and February 1, 2015, respectively. However, if our outstanding senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013, then the term loan and the then outstanding balance under the revolving credit facility will be due in full on May 15, 2013.

The Credit Agreement also imposes certain financial covenants on us including: minimum cumulative consolidated EBITDA requirements beginning with the first fiscal quarter of 2011 through the end of the third fiscal quarter of 2011; a maximum ratio of total senior secured indebtedness to consolidated EBITDA tested quarterly on a trailing 12 month basis, beginning on the last day of the fourth quarter of 2011; and a minimum ratio of consolidated EBITDA to consolidated cash interest expense, tested quarterly on a trailing 12 month basis beginning on the last day of the fourth fiscal quarter of 2011.

The Credit Agreement is secured by substantially all of our tangible and intangible assets, except for assets held by subsidiaries that have been designated as nonguarantor subsidiaries. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain material indebtedness, certain events of bankruptcy, certain events under ERISA, change of control, material judgments, failure of certain guaranty documents to be in full force and effect and failure of a lien to have the priority or otherwise be valid and perfected with respect to material collateral.

If we are unable to maintain compliance with the covenants and requirements contained in the Credit Agreement, an event of default could occur, unless we are able to obtain a waiver or enter into an amendment with the senior lenders to revise the covenants and requirements. If any such event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, terminating access to our revolving credit facility, and all actions permitted to be taken by a secured creditor. An event of default would have a material adverse effect on our financial position, results of operations and cash flow.

We believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months, absent an acceleration of repayment as discussed previously.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional indebtedness, subject to the limitations contained in our senior secured credit facility. We intend to seek opportunities to refinance our senior subordinated notes, subject to financial performance and market conditions, and we continue to explore various strategic transactions, including an acquisition, as a means to reduce our leverage and strengthen our operating and financial condition. However, there is no assurance that we will be able to refinance our senior subordinated notes on commercially reasonable terms or at all, or to complete an acquisition on desirable terms.

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

Capital Expenditures

We anticipate that we will incur capital expenditures of approximately $5.4 million in 2011 based on our current plans, primarily for ongoing maintenance expenditures in our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows for the twelve months ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Operating activities	$16,018	$13,720	$12,295
Investing activities	(3,958)	(7,218)	(9,284)
Financing activities	(4,171)	14,917	4,435

For the year ended December 31, 2010, operating activities generated $16.0 million in cash compared to generating $13.7 million for the year ended December 31, 2009. Accounts receivable increased by $4.2 million during 2010 as compared to an increase of $8.5 million during 2009. Days of net patient service revenue in net accounts receivable at December 31, 2010 was 70.6 as compared to 69.4 at December 31, 2009. Accounts payable and accrued expenses decreased by $3.3 million in 2010 compared to a decrease of $1.6 million in 2009, due in part to the timing of payments of interest expense associated with our senior secured credit facility through the rate setting process, and in part due to the timing of bi-weekly payroll funding requirements. Estimated third party payor settlements decreased by $5.6 million in 2010 compared to an increase of $3.7 million in 2009.

For the year ended December 31, 2009, operating activities generated $13.7 million in cash. The increase in cash provided by operations as compared to 2008 was partially the result of net income in 2009 as compared to a net loss during 2008. Accounts receivable increased by $8.5 million during 2009 as compared to an increase of $5.1 million during 2008. Days of net patient service revenue in net accounts receivable at December 31, 2009 was 69.4 as compared to 67.0 at December 31, 2008. Accounts payable and accrued expenses decreased by $1.6 million in 2009 compared to an increase of $12.9 million in 2008, due in part to the timing of payments of interest expense associated with our senior secured credit facility through the rate setting process, and in part due to the timing of bi-weekly payroll funding requirements. Estimated third party payor settlements increased by $3.7 million in 2009 compared to an increase of $0.5 million in 2008.

For the year ended December 31, 2008, operating activities generated $12.3 million in cash. Accounts receivable increased by $5.1 million during 2008. Days of net patient service revenue in net accounts receivable at December 31, 2008 were 67.0. Accounts payable and accrued expenses increased by $12.9 million in 2008 due in part to the timing of payments of interest expense associated with our senior secured credit facility through the rate setting process, and in part due to the timing of bi-weekly payroll funding requirements.

Cash used in investing activities was $4.0 million during 2010, primarily to purchase property and equipment.

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

Cash used in financing activities during 2010 was $4.2 million, principally for payments of long-term debt and capital leases and payments on the lease financing obligation.

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

At December 31, 2010, we had cash and cash equivalents of $54.6 million and working capital of $72.7 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Year
Contractual Obligation(1)	Total	2011	2012-2013	2014-2015	2016 and beyond
Senior secured credit facility(3) (4)	$257,500	$1,931	$5,150	$5,150	$245,269
9 1/4 % senior subordinated notes	119,299	—	119,299	—	—
Revolving credit facility(3)	—	—	—	—	—
Capital lease obligations	1,264	838	426	—	—

Total debt	378,063	2,769	124,875	5,150	245,269
Interest(2)	200,382	43,870	86,767	66,984	2,761
Operating leases	153,214	21,444	37,559	28,224	65,987
Other obligations	1,047	646	370	31	—

Total contractual obligations	$732,706	$68,729	$249,571	$100,389	$314,017

(1)

This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement.”

(2)

The interest obligations were calculated using the initial interest rate of our new senior secured credit agreement of 13.51% for the senior secured term loan and the stated interest rate of 9 1/4% for the senior subordinated notes. See the “Liquidity and Capital Resources” section.

(3)

This table shows the maturity schedule of the senior secured term loan and revolving credit facility effective after the refinancing completed on February 1, 2011. See the “Liquidity and Capital Resources” section.

(4)

This table does not reflect future excess cash flow prepayments, if any, that may be required under our new senior secured term loan or additional principal amounts that could become outstanding as a result of any future paid in kind interest elections that we may make under our new secured term loan. See the “Liquidity and Capital Resources” section.

Seasonality

Our business experiences seasonality as a result of variation in census levels, with historically the highest census in the first quarter of the year and the lowest census in the third quarter of the year.

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTAC hospital PPS payments are fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the 2010 Final Rule issued by CMS for LTAC hospitals included a 0.5% decrease in the standard federal rate, while the 2009 Final Rule included an increase of 2.0% in the standard federal rate.

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

At December 31, 2010 we had $241.6 million in senior term loans outstanding, $35.0 million outstanding under our revolving credit facility, and $25.0 million of borrowing availability under our revolving credit facility, each bearing interest at variable rates. This excludes the letters of credit outstanding of $2.1 million that reduce our borrowing capacity of our revolving credit facility, as they have fixed rates and have maturity dates over the next year. Each 0.125% point change in interest rates would result in a $0.4 million change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. We currently have no outstanding interest rate swap agreements; however, in the future, we may enter into interest rate swap agreements, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, and processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our executive officers and directors as of December 31, 2010.

Name	Age	Position(s)
G. Wayne McAlister	64	Chairman of the Board of Directors and Chief Executive Officer
Phillip B. Douglas	53	President
Grant B. Asay	52	Executive Vice President of Operations
Chris A. Walker	42	Chief Financial Officer
Erik C. Pahl	44	General Counsel, Chief Compliance Officer
Catherine A. Conner	54	Senior Vice President of Human Resources
T. Brian Callister, M.D.	49	National Medical Director

Name	Age	Position(s)
Karen H. Bechtel	61	Director
Stephen H. Wise	38	Director
William Hamburg	61	Director
William P. Johnston	66	Director
William H. McMullan, Jr.	32	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers, as of December 31, 2010. On March 3, 2011, Mr. McAlister retired as our Chairman and Chief Executive Officer, and the Board of Directors named Mr. Douglas as our new Chairman and Chief Executive Officer.

G. Wayne McAlister served as Chairman and Chief Executive Officer from April 2008 to March 2011. From January 2008 until April 2008, Mr. McAlister served as Director, President, and Chief Executive Officer. Prior to joining LifeCare, he was Senior Vice President of Triad Hospitals, Inc. and a Division President of a large group of its hospitals, where he was responsible for development, management and financial operations, since 1999.

Phillip B. Douglas served as our President from April 2008 to March 2011, when he became Chairman and Chief Executive Officer. Previously, he had served as our Chief Financial Officer since January 2006. Prior to joining LifeCare, Mr. Douglas was Chief Financial Officer of Workscape, Inc., a private-equity owned company, from 2000 until 2005. From 1996 until 1999 Mr. Douglas was founder and Chief Executive Officer of Management and Technology Solutions, Inc., a developer and provider of IT solutions to physician organizations. From 1992 to 1995 Mr. Douglas was the Chief Financial Officer and Co-Founder of HealthSpring, Inc., a physician practice management company that was later acquired by The MetraHealth Companies (“MetraHealth”). MetraHealth was ultimately acquired by United HealthCare Corporation, where Mr. Douglas served as Senior Vice President of Finance for the combined companies from 1995 to 1996.

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

William Hamburg has served as director since August 2007. Mr. Hamburg served as interim President and Chief Executive Officer of LifeCare from August 2007 until January 2008. Mr. Hamburg served as the interim CEO and a director of OptimalIMX, Inc. from January 2010 till October 2010. Mr. Hamburg served as interim CEO of Guardian Home Care Holdings, Inc. from October 2008 till September 2009. Mr. Hamburg has served as the interim Chief Operating Officer and interim Chief Development Officer of HealthSouth during its management transition. He was also interim Chief Executive Officer for Cogent Healthcare, Inc., a privately held hospitalist company. Previously, Mr. Hamburg was the Chairman, President and Chief Executive Officer of MediSphere Health Partners, a privately owned, venture capital-backed, alternate site healthcare facility company. Before his services with MediSphere, Mr. Hamburg was President and Chief Operating Officer of Surgical Care Affiliates, Inc., a NYSE company that was one of the nation’s largest independent owners and operators of outpatient surgery centers. Prior to his services with Surgical Care Affiliates, Inc., Mr. Hamburg held several senior administrative positions with several major non-profit acute care hospitals.

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

Mr. McAlister served as both our Chairman of the Board and Chief Executive Officer until his retirement in March 2011, and Mr. Douglas was named Chairman and Chief Executive Officer in March 2011. Our board believes that in light of our size and the experience and capabilities of Mr. McAlister and Mr. Douglas, the combined Chairman of the Board/Chief Executive Officer position is an effective management structure.

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

The following analysis relates to compensation for each person who served as our Chief Executive Officer, our Chief Financial Officer and the three other executive officers who were the most highly compensated for the year ended December 31, 2010. We refer to these individuals collectively as our “Named Executive Officers.” On March 3, 2011, G. Wayne McAlister retired as Chairman and Chief Executive Officer and Phillip B. Douglas was promoted to Chairman and Chief Executive Officer. Except as otherwise noted, our discussion in this Item 11 refers to the Named Executive Officers in their respective positions as of December 31, 2010.

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

Compensation Program for 2010. Based on our compensation philosophy, the Board determined that we should provide executive officers with compensation comprised of three primary elements: (1) base salary; (2) annual performance awards payable in cash; and (3) long-term equity incentive awards. The analysis regarding the establishment of these three components of executive compensation for 2010 is set forth below.

Base Salary. In 2010, our company was a party to employment agreements (“Employment Agreements”) with our Named Executive Officers. While the Employment Agreements established a base salary for each of these executive officers, their salaries are subject to adjustment after their initial term by the Board of Directors in its sole discretion. Each year, the Board reviews and approves salaries for our executive officers, including those executive officers who are parties to an employment agreement. The Board seeks to provide base salaries for our executive officers appropriate to their experience, professional status, job responsibilities and performance. The Board’s decision also takes into account factors such as prior year salary, tenure, performance, responsibilities and salaries paid by other companies. However, the Board did not “benchmark” the salaries of our executive officers to those of other companies or groups of companies. The Board also considers recommendations presented to the Board by the Chief Executive Officer with respect to the salaries of the other executive officers. Based on these factors, the Board approved base salaries for our Named Executive Officers for 2010 in the amounts shown in the table below.

Name	Title	Base Salary for 2010
G. Wayne McAlister	Chief Executive Officer, Chairman of the Board	$500,000
Phillip B. Douglas	President	339,518
Grant B. Asay	Executive Vice President of Operations	293,883
Chris A. Walker	Chief Financial Officer	247,874
Erik C. Pahl	General Counsel, Chief Compliance Officer	229,341

Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives are provided to our executive officers based on the extent to which performance targets are met. The Board believes these bonuses reward executives for achieving our shorter-term goals and values. The Board established target cash incentive opportunities for 2010. 75% of our Named Executive Officers’ incentive opportunity was based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity to be paid at the discretion of the Board of Directors.

For 2010, the base target incentive opportunity was equal to 60% of base salary for our Chief Executive Officer, President, Chief Financial Officer, and Executive Vice President of Operations and 50% of base salary for our General Counsel, Chief Compliance Officer. No amounts would be paid unless target EBITDA was achieved. The plan also provided for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer, President and Chief Financial Officer were eligible to receive a maximum performance-based cash incentive of 100% of base salary. The incremental performance-based cash incentive would be earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Based on the foregoing criteria, the Board reviewed our performance and individual performance objectives of the Named Executive Officers and determined that no cash incentive awards would be paid to the Named Executive Officers with respect to the year ended December 31, 2010.

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

Retirement Plan. All employees of our company are eligible to participate in our 401(k) plan, and can contribute up to 50% of their base salary (subject to statutory limitations). Prior to 2010, we had the discretion to match up to 33.3% of the first six percent of eligible employee contributions to our 401(k) plan. The matching contributions were made in cash and vested over a three-year period. For the year ended December 31, 2010, matching contributions were suspended; however, in a future period, we may make a one-time matching contribution on a discretionary basis or we may reinstate the matching program.

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

As of December 31, 2010, we had employment agreements in place with each of our Named Executive Officers. In general, the agreements with our Chief Executive Officer, President, Executive Vice President of Operations and Chief Financial Officer provided for severance payments where the executive officer was terminated “without cause” or if the executive officer resigned with “good reason.” If such executive officer’s employment was terminated by us “without cause” or by the executive officer for “good reason” (each as defined in the executive officer’s employment agreement), the executive officer was entitled to receive: (1) all accrued benefits, (2) a severance payment equal to a continuation of his annual base salary for a period of one to two years, (3) a potential bonus amount; and (4) payment of health insurance benefits for one to two years following the date of termination. If such executive officers were terminated as a result of death or disability, the executive officer was entitled to receive accrued salary, unpaid bonus and a bonus (pro-rated through the termination date) and other benefits required by applicable law or our employee benefit plans. Our General Counsel, Chief Compliance Officer, was entitled to six months of salary if his employment was terminated by death, by us because of his disability, by us “without cause” or if the term of his agreement expired based on our nonrenewal. The following table summarizes severance payments and bonuses provided for under our Named Executive Officers’ employment agreements as of December 31, 2010.

Name	Title	Severance Payment Equal to Annual Base Salary for this Period	Bonus Amount Upon Termination Without Cause or by NEO for Good Reason
G. Wayne McAlister	Chief Executive Officer	2 years	2 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Phillip B. Douglas	President	18 months	1.5 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding fiscal year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Grant B. Asay	Executive Vice President of Operations	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Chris A. Walker	Chief Financial Officer	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Erik C. Pahl	General Counsel, Chief Compliance Officer	6 months	None

*	If employment was terminated as a result of his death or disability, the bonus amount would be a pro-rated amount determined by multiplying the target annual bonus he would have been eligible to receive if he had continued to serve for the full fiscal year by a fraction, the numerator of which is the number of days he was employed in the fiscal year divided by 365.

In April 2008, we entered into transaction bonus agreements with certain members of our management, including Messrs. McAlister, Douglas, Asay, and Walker. Mr. Asay’s agreement was amended with his promotion to Executive Vice President of Operations on September 22, 2009. Mr. Pahl entered into the transaction bonus agreement on February 28, 2010. The transaction bonus agreements will provide a one-time bonus opportunity in connection with a change of control transaction (“Transaction Bonus Opportunity”). As of December, 31, 2010, the Transaction Bonus Opportunity for each of Messrs. McAlister, Douglas, Asay, Walker, and Pahl, as a multiple of such executive officer’s base salary at the time the transaction bonus agreement was entered into, ranged from 1x to 15x for each of Messrs. McAlister and Douglas, from approximately 1x to 7x for Mr. Asay, from approximately 1x to 10x for Mr. Walker and from approximately 0.33x to 1.67x for Mr. Pahl. The actual amount to be paid will be based on the value associated with our company upon a change of control.

The following table provides the amount of potential cash severance payable and the estimated value of continuing insurance benefits to each of the Named Executive Officers, based on the assumption that the Named Executive Officer’s employment terminated on December 31, 2010, under circumstances that entitled the Named Executive Officer to the maximum potential severance payment immediately thereafter. The table also includes the value of accelerated vesting of options and restricted stock if severance rights are triggered pursuant to a change of control event. Finally, the table includes the maximum Transaction Bonus Opportunity available to Messrs. McAlister, Douglas, Asay, Walker, and Pahl, as of December 31, 2010.

Name	Title	Amount of Potential Severance Benefits(1)	Estimated Value of Insurance Benefits	Acceleration of Stock Options and Restricted Stock(2)	Maximum Transaction Bonus Opportunity
G. Wayne McAlister	Chief Executive Officer	$1,600,000	$57,744	—	$7,500,000

Phillip B. Douglas	President	814,843	43,308	—	4,500,000

Grant B. Asay	Executive Vice President of Operations	470,213	28,872	—	2,100,000

Chris A. Walker	Chief Financial Officer	396,598	28,872	—	2,100,000

Erik C. Pahl	General Counsel, Chief Compliance Officer	114,670	—	—	375,000

(1)

Included in these amounts are the bonuses that would be payable to Messrs. McAlister, Douglas, Asay and Walker if, as of December 31, 2010, their employment had been terminated by us without cause, if they had terminated employment for good reason or we had terminated them within twelve months of a change in control: Mr. McAlister — $ 600,000; Mr. Douglas — $305,566; Mr. Asay — $176,330; and Mr. Walker — $148,724.

(2)

As of December 31, 2010, the stock option exercise price of $2.50 per share exceeded the per share fair value of the underlying common stock and the fair value of restricted stock was nominal, based on our valuation. Accordingly, no amounts are shown in this column attributable to the acceleration of stock options or accelerated vesting of restricted stock as of December 31, 2010.

Sign-on Bonus for General Counsel, Chief Compliance Officer

We entered into an employment agreement with Mr. Pahl, our General Counsel, Chief Compliance Officer, as of August 28, 2009, which provided for the payment of a $25,000 sign-on bonus to Mr. Pahl on August 28, 2010. We believe that the sign-on bonus facilitated our ability to attract and retain a talented and highly qualified General Counsel and Chief Compliance Officer.

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

2011 Separation Agreement with Mr. McAlister; Amendments to Agreements with Mr. Douglas. On March 3, 2011, Mr. McAlister retired as Chairman and Chief Executive Officer. In addition, on March 3, 2011, the Board of Directors named Mr. Douglas as Chairman and Chief Executive Officer and also elected Mr. Douglas as a director of our company.

On March 17, 2011, we entered into a separation agreement with Mr. McAlister. The separation agreement provides for the accelerated vesting of Mr. McAlister’s restricted stock award covering 400,000 shares of our common stock and the cancellation of all of Mr. McAlister’s vested stock options. In addition, the separation agreement provides for Mr. McAlister to remain employed by us for a transition period ending on June 1, 2011, and for Mr. McAlister to receive his base salary during such transition period. The separation agreement provides that no further compensation or benefits will be owed or paid to Mr. McAlister under his employment agreement or his transaction bonus agreement, except as otherwise provided in the separation agreement. The separation agreement provides for certain continuing indemnification and directors’ and officers’ insurance, as well as continuing obligations of Mr. McAlister with respect to confidentiality, return of our company’s property, non-competition, non-solicitation and assignment of intellectual property.

On March 3, 2011, we entered into an amendment to Mr. Douglas’ employment agreement. The amendment includes a change in his title to Chairman and Chief Executive Officer and an increase in his annual base salary to $550,000. It also provides that if Mr. Douglas is terminated other than for cause or resigns voluntarily for good reason, he will be entitled to receive continued salary and bonus for two years (or a lump sum payment in the case of any such termination within twelve months following a change of control), with the amount of the annual bonus equal to the lesser of 60% of Mr. Douglas’ base salary in effect on the date of termination or the annual bonus paid to him in respect of the immediately preceding fiscal year. Mr. Douglas is subject to non-competition, non-solicitation and certain confidentiality provisions for a period of two years following the termination of his employment. We also entered into an amended and restated transaction bonus agreement with Mr. Douglas on March 3, 2011 to increase the amount of the one-time bonus opportunity available to Mr. Douglas under the agreement in connection with a change of control transaction from a range of approximately 1x to 15x his prior base salary to a range of approximately 1x to 14x his new base salary. The actual amount to be earned will be based upon the value associated with our company upon a change of control. In addition, in connection with Mr. Douglas’ appointment as Chairman and Chief Executive Officer, on March 3, 2011, Mr. Douglas was granted an option to purchase 450,000 shares of our common stock, with an exercise price of $2.50 per share, and a restricted stock award covering 100,000 shares of our common stock.

Except for the increase in Mr. Douglas’ salary as described above, the salaries of the other Named Executive Officers have currently remained unchanged for 2011. Our employment agreements as of December 31, 2010 with our Named Executive Officers remain in effect for 2011, subject to the changes described above with respect to Mr. McAlister and Mr. Douglas.

Performance-Based Cash Incentive Awards – Targets for 2011. As previously discussed, in addition to base salary, performance-based cash incentives are provided to our Named Executive Officers based on the extent to which performance targets are met. The Board has established target cash incentive opportunities for 2011. 75% of our Named Executive Officers’ incentive opportunity will be based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity paid in the discretion of the Board of Directors.

For 2011, the base target incentive opportunity will be equal to 60% of base salary for our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations and 35% for our General Counsel, Chief Compliance Officer. No amounts will be paid unless target EBITDA is achieved. The plan also provides for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer and Chief Financial Officer are eligible to receive a maximum performance-based cash incentive of 100% of base salary. The incremental performance-based cash incentive is earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Summary Compensation Table

for the Year Ended December 31, 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)(4)	Total ($)
G. Wayne McAlister Chairman of the Board and Chief Executive Officer (since 4/15/08 and 1/14/08, respectively)(5)	2010	500,000	—	—	—	—	—	—	500,000
	2009	500,000	440,000	—	—	—	—	12,502	952,502
	2008	471,155	243,600	—	—	—	—	7,190	721,945

Phillip B. Douglas President (since 4/15/08; Executive Vice President and Chief Financial Officer from 1/30/06 to 4/15/08)(5)	2010	337,228	—	—	—	—	—	23,842	361,070
	2009	325,000	286,000	—	—	—	—	29,545	640,545
	2008	312,008	158,340	—	—	—	—	30,936	501,284

Grant B. Asay Executive Vice President of Operations (since 9/22/09 and Regional VP of Operations from June 2006 to Sept. 2009)	2010	292,858	—	—	—	—	—	—	292,858
	2009	262,850	250,800	—	—	—	—	15,745	529,395
	2008	240,078	71,049	—	—	—	—	11,104	322,231

Chris A. Walker Chief Financial Officer (since 4/15/08) and CAO (from 6/22/98 to 4/15/08)	2010	246,204	—	—	—	—	—	—	246,204
	2009	235,228	207,400	—	—	—	—	15,933	458,561
	2008	219,204	112,059	—	—	—	—	13,367	344,630

Erik C. Pahl General Counsel, Chief Compliance Officer (since 8/28/09)	2010	228,540	—	—	—	—	—	25,000	253,540
	2009	70,094	—	—	—	—	—	90	70,184

(1)	Bonuses shown for a specified year relate to amounts earned during that year but which were paid during the following year.

(2)

Amounts relate to the aggregate grant date fair value of stock awards. The value of these shares was nominal. See note 3 to the consolidated financial statements for a discussion of the valuation of our stock awards.

(3)

This column represents the aggregate grant date fair value of the option awards. These amounts do not correspond to the actual value that may be recognized by the Named Executive Officer. The actual value, if any, the Named Executive Officer may realize upon exercise of the options will depend on the excess of the calculated stock price over the exercise price on the date the options are exercised. See note 3 to the consolidated financial statements for a discussion of the valuation of our option awards.

(4)

For 2010, All Other Compensation of Mr. Douglas includes travel cost reimbursement and related taxes of $23,842. For 2010, All Other Compensation of Mr. Pahl included his sign-on bonus. For 2009, All Other Compensation of Mr. Douglas includes travel cost reimbursement and related taxes of $11,041, along with insurance payments and our 401(k) matching contribution. For 2008, All Other Compensation for Mr. Douglas includes travel cost reimbursement and related income taxes of $16,272, along with insurance payments.

(5)	On March 3, 2011, Mr. McAlister retired as Chairman and Chief Executive Officer and Mr. Douglas was named Chairman and Chief Executive Officer.

Grants of Plan-Based Awards. During 2010, no new options or other plan-based awards were granted to our Named Executive Officers.

Agreements with Named Executive Officers. As of December 31, 2010, our employment agreement with our Chief Executive Officer, Mr. McAlister, provided for an initial term of two years, subject to automatic one year renewals thereafter unless the agreement was terminated in accordance with its terms. Pursuant to the employment agreement, Mr. McAlister was entitled to receive an annual base salary ($500,000 in 2010) and was eligible for an annual bonus based on the achievement of performance objectives established by our board. The target amount of the annual bonus was 60% of his base salary and the maximum amount of the annual bonus was 100% of his base salary. In 2008, we granted Mr. McAlister an option to purchase 1,000,000 shares of our common stock for $2.50 per share. All options granted by us, including Mr. McAlister’s option, have been granted with an exercise price not less than fair value at date of grant. The employment agreement also provided that he would receive a restricted stock award of up to 400,000 shares if certain 2008 financial targets were attained. Based on the attainment of these targets, Mr. McAlister was granted 400,000 restricted shares on March 24, 2009. In addition, the employment agreement provided that Mr. McAlister may earn an additional one-time bonus in connection with a change of control transaction in an amount ranging from a multiple of 1x to 15x his base salary. If Mr. McAlister was terminated other than for cause or resigned voluntarily for good reason, he was entitled to receive continued salary and bonus for two years, with the amount of the annual bonus equal to the lesser of 60% of his base salary in effect on the date of termination or the annual bonus paid to him in the immediately preceding fiscal year. Under the agreement, Mr. McAlister was also subject to non-competition provisions, and to non-solicitation and certain confidentiality provisions for a period of two years following the termination of his employment.

In connection with Mr. McAlister’s retirement as Chairman and Chief Executive Officer, on March 17, 2011 we entered into a separation agreement with Mr. McAlister. The separation agreement provides for the accelerated vesting of Mr. McAlister’s restricted stock award covering 400,000 shares of our common stock and the cancellation of all of Mr. McAlister’s vested stock options. In addition, the separation agreement provides for Mr. McAlister to remain employed for a transition period ending on June 1, 2011 and for Mr. McAlister to receive his base salary during such transition period. The separation agreement provides that no further compensation or benefits will be owed or paid to Mr. McAlister under his employment agreement or his transaction bonus agreement, except as otherwise provided in the separation agreement. The separation agreement provides for certain continuing indemnification and directors’ and officers’ insurance, as well as continuing obligations of Mr. McAlister with respect to confidentiality, return of our company’s property, non-competition, non-solicitation and assignment of intellectual property.

On March 3, 2011, Mr. Douglas was named Chairman and Chief Executive Officer and we amended Mr. Douglas’ employment agreement. The amendment provides for an increase in his annual base salary to $550,000. It also provides that if Mr. Douglas is terminated other than for cause or resigns voluntarily for good reason, he will be entitled to receive continued salary and bonus for two years (or a lump sum payment in the case of any such termination within twelve months following a change of control), with the amount of the annual bonus equal to the lesser of 60% of Mr. Douglas’ base salary in effect on the date of termination or the annual bonus paid to him in respect of the immediately preceding fiscal year. Mr. Douglas is subject to non-competition, non-solicitation and certain confidentiality provisions for a period of two years following the termination of his employment. We also entered into an amended and restated transaction bonus agreement with Mr. Douglas on March 3, 2011 to increase the amount of the one-time bonus opportunity available to him under the agreement in connection with a change of control transaction from a range of approximately 1x to 15x his prior base salary to a range of approximately 1x to 14x his new base salary. The actual amount to be earned will be based upon the value associated with our company upon a change of control. On March 3, 2011, we also granted Mr. Douglas an option to purchase 450,000 shares of our common stock, with an exercise price of $2.50 per share, and a restricted stock award covering 100,000 shares of our common stock.

Each of our other Named Executive Officers is employed pursuant to a written agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and eligible to receive an annual formula bonus based on performance objectives for our company or for such Named Executive Officer and a discretionary bonus. The other Named Executive Officers are subject to confidentiality provisions, and to non-competition and non-solicitation provisions for a period of one year.

In general, the agreements with our new Chairman and Chief Executive Officer, Executive Vice President of Operations, and Chief Financial Officer provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If such executive officer’s employment is terminated by us “without cause” or by the executive officer with “good reason,” (each as defined in the employment agreements), the executive officer is entitled to receive: (i) all accrued benefits; (ii) a severance payment equal to a continuation of his annual base salary for a period of one year to two years, (iii) payment of health insurance benefits for one year to two years; and (iv) a potential bonus amount. For Messrs. Asay and Walker (our Executive Vice President of Operations and Chief Financial Officer), such bonus amount equals the lesser of: (a) 60% of base salary, or (b) the bonus paid for the previous year. Mr. Douglas’ bonus amount would equal two times the lesser of: (a) 60% of base salary, or the (b) the bonus paid for the previous year. If such executive officers are terminated as a result of death or disability, they are entitled to receive accrued salary, any unpaid bonus and a bonus (pro-rated through the termination date), and any other benefits required by applicable law or out employee benefit plans. Our General Counsel, Chief Compliance Officer is entitled to six months of salary if his employment is terminated by death, by us because of his disability, by us “without cause,” or if the term of his agreement expires based on our nonrenewal.

Management Incentive Plan. On November 4, 2005, our parent company’s board of directors and shareholders ratified the 2005 Equity Incentive Plan (“Plan”) that covers 2,860,000 shares of the our parent company’s common stock, and accordingly, our parent company has reserved a like number of shares out of its authorized, but unissued shares of common stock for issuance under the Plan. At December 31, 2010, there are 780,000 restricted stock awards and 2,277,500 stock options to certain of our employees outstanding that have been approved by our Board. All stock options granted prior to August 11, 2006 pursuant to the Plan were granted with an exercise price of $10.00 per share and had 10-year terms. Stock option grants on and after August 11, 2006, have been granted with an exercise price of $6.00 per share and have 10-year terms. On August 10, 2006, we cancelled and regranted the options granted prior to August 10, 2006. The exercise price of these options was lowered from $10.00 per share to $6.00 per share. No other changes were made to the terms and conditions of these options. On December 11, 2007, we cancelled and regranted all outstanding stock options. The exercise price of these options was lowered from $6.00 per share to $2.50 per share, but no other changes were made to the terms and conditions of these options. On January 14, 2008, we granted an option to purchase 1,000,000 shares for $2.50 per share to Mr. McAlister. This option vests in three equal annual installments beginning on January 14, 2009 and has a term of 10 years. Based on the attainment of certain fiscal year 2008 financial targets, Mr. McAlister and Mr. Douglas were granted 400,000 shares and 300,000 shares, respectively, of restricted stock, which vest in three equal annual installments beginning on March 24, 2010.

In connection with his retirement as Chairman and Chief Executive Officer on March 3, 2011, we entered into a separation agreement with Mr. McAlister. The separation agreement provides for the cancellation of all of Mr. McAlister’s outstanding stock options and the accelerated vesting of all of his shares of restricted stock.

Outstanding Equity Awards at Fiscal Year-End. The following table includes certain information with respect to the value of all unexercised options and restricted stock previously awarded to the Named Executive Officers at December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	No. of Shares or Units of Stock that Had Not Vested (#)	Market Value of Shares or Units of Stock that Had Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Had not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Had Not Vested ($)
G. Wayne McAlister(2)	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	266,667	—	—	—
	666,667	333,333	—	2.50	1/14/18	2008	—	—	—	—
Phillip B. Douglas	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	200,000	—	—	—
	185,000	185,000	—	2.50	3/25/18	2008	—	—	—	—
	37,500	12,500	—	2.50	12/11/17	2007	—	—	—	—
	130,000	—	—	2.50	8/11/16	2006	—	—	—	—

Grant B. Asay	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	—	—	—	—
	50,000	50,000	—	2.50	3/25/18	2008	—	—	—	—
	20,000	—	—	2.50	8/11/16	2006	—	—	—	—
Chris A. Walker	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	—	—	—	—
	48,000	48,000	—	2.50	3/25/18	2008	—	—	—	—
	11,250	3,750	—	2.50	12/11/17	2007	—	—	—	—
	15,000	—	—	2.50	8/11/16	2006	—	—	—	—
	24,000	—	—	2.50	8/11/15	2005	—	—	—	—
Erik C. Pahl	—	—	—	—	—	2010	—	—	—	—
	10,000	30,000	—	2.50	8/28/19	2009	—	—	—	—

(1)

The per share fair value is nominal based upon our valuation of our company as of December 31, 2010 that was prepared in connection with our annual valuation analysis of goodwill and identifiable intangible assets as more fully discussed in note 3 to our consolidated financial statements. Therefore, no value is calculated for these awards.

(2)

On March 17, 2011, we entered into a separation agreement with Mr. McAlister which provides for the cancellation of all of Mr. McAlister’s outstanding stock options and the accelerated vesting of his shares of restricted stock.

Option Exercises and Stock Vested. The following table includes certain information with respect to restricted stock held by the Named Executive Officers that vested during the year ended December 31, 2010. During the year ended December 31, 2010, no options were exercised by the Named Executive Officers.

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
G. Wayne McAlister	—	—	133,333	—
Phillip B. Douglas	—	—	100,000	—
Grant B. Asay	—	—	—	—
Chris A. Walker	—	—	—	—
Erik C. Pahl	—	—	—	—

(1)

The per share fair value is nominal based upon our valuation of our company, as more fully discussed in note 3 to our consolidated financial statements. Therefore, no amount is shown in this column attributable to the vesting f the restricted stock.

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

The following table includes compensation awarded to the Directors of the Company during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation on Earnings	All Other Compensation ($)	Total ($)
G. Wayne McAlister (1)	—	—	—	—	—	—	—
Karen Bechtel (1)	—	—	—	—	—	—	—
William P. Johnston (2)	—	—	—	—	—	—	—
William Hamburg (3)	60,000	—	—	—	—	—	60,000
William H. McMullan, Jr. (1)	—	—	—	—	—	—	—
Stephen H. Wise (1)	—	—	—	—	—	—	—

(1)

Ms. Bechtel, Mr. McMullan, and Mr. Wise were all employed by The Carlyle Group, our principal stockholder, and Mr. McAlister was employed as our Chief Executive Officer during the year ended December 31, 2010, and did not receive separate compensation for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. In connection with Mr. McAlister’s retirement as Chairman and Chief Executive Officer, on March 3, 2011, Phillip B. Douglas was elected as a director and was named Chairman and Chief Executive Officer. He will not received separate compensation for his service as a director.

(2)

Mr. Johnston elected to receive stock for his compensation for services provided during the year ended December 31, 2010, which he has elected to defer pursuant to the deferral option of the Director Deferred Compensation Plan. During 2010, his deferral account was credited with 24,000 shares at an agreed upon value of $2.50 per share. The valuation of these shares reflected in our financial statements, which takes into account variables such as volatility, dividend yield, and the risk-free interest rate, was nominal.

(3)	Mr. Hamburg received cash for services provided during the year ended December 31, 2010.

Board Report Concerning Compensation Discussion & Analysis

Although we do not have a compensation committee, the Board of Directors has reviewed and discussed the foregoing Compensation Discussion & Analysis with management and approved its inclusion in this Annual Report on Form 10-K.

Members of the Board of Directors:

Karen H. Bechtel	William H. McMullan, Jr.
Phillip B. Douglas	William P. Johnston
William Hamburg	Stephen H. Wise

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2011, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other Named Executive Officers set forth below (who was serving as a Named Executive Officer during the year ended December 31, 2010, or at this date), (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

A stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events and the shares are also subject to a registration rights agreement. See “Certain Relationships and Related Transactions.” Except as described in the agreements mentioned above, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o LifeCare Holdings, Inc., 5340 Legacy Drive, Building 4, Suite 150, Plano, Texas 75024.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Carlyle Partners, IV, L.P. (1)	17,020,000	98.5
G. Wayne McAlister (2)	133,333	*
Phillip B. Douglas (2)	100,000	*
Karen H. Bechtel (3)	17,020,000	98.5
William Hamburg (4)	—	—
William H. McMullan Jr. (5)	—	—
William P. Johnston (6)	72,000	*
Stephen H. Wise (7)	—	—
All directors and named executive officers as a group (2) (8)	17,325,333	98.8

*	Less than 1%.

(1)

Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. The principal executive offices for Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. are 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.

(2)

Includes the vested portion of the 400,000 restricted shares held by Mr. McAlister and 300,000 restricted shares held by Mr. Douglas. Mr. McAlister’s separation agreement provides that an additional 133,333 shares would vest on March 24, 2011, and seven days after his execution (without revocation) of the related release of claims, which we expect Mr. McAlister to sign upon the termination of his employment with our company, the remaining 133,334 shares would vest. Mr. Douglas’ restricted shares vest in three equal annual installments beginning on March 24, 2010.

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

On April 14, 2006, we filed a Form S-4 registration statement with the SEC as required by a Registration Rights Agreement we entered into in connection with the Transactions. This filing was declared effective by the SEC on May 12, 2006. We completed the exchange offer for all outstanding Notes as of June 21, 2006, which satisfied the requirements of the Registration Rights Agreement.

ITEM 14.	Principal Accounting Fees and Services

During fiscal 2010 and 2009, we incurred the following fees for services performed by KPMG LLP, an independent registered public accounting firm:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$532,283	$576,000
Audit-Related Fees (2)	30,250	30,250
Tax Fees (3)	176,600	236,484

Total	$739,133	$842,734

(1)

The Audit Fees for the years ended December 31, 2010 and 2009, were for professional services rendered for the audits of the consolidated financial statements of our company, consents and assistance with reviews of documents filed with the SEC.

(2)	The Audit Related Fees are primarily for accounting consultations and audits of our company’s 401(k) plan.

(3)	Tax Fees for the years ended December 31, 2010 and 2009 were for services related to tax compliance, tax planning, and tax advice on mergers and acquisitions and employee benefits.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifeCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 30, 2011

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$54,570	$46,681
Accounts receivable, net of allowance for doubtful accounts of $11,293 and $12,018, respectively	67,275	69,503
Income taxes receivable	—	1,182
Other current assets	5,975	7,543

Total current assets	127,820	124,909
Property and equipment, net	76,832	82,347
Other assets, net	8,763	10,855
Identifiable intangibles, net	15,440	16,165
Goodwill	248,342	245,370

Total assets	$477,197	$479,646

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$1,931	$2,550
Current installments of obligations under capital leases	838	833
Current installments of lease financing obligation	480	444
Estimated third party payor settlements	4,318	9,957
Accounts payable	25,452	25,834
Accrued payroll	6,480	9,563
Accrued vacation	4,658	4,368
Accrued interest	6,377	6,418
Accrued other	4,321	5,022
Income taxes payable	282	—

Total current liabilities	55,137	64,989
Long-term debt, excluding current installments	393,981	395,912
Obligations under capital leases, excluding current installments	425	1,010
Lease financing obligation, excluding current installments	19,558	20,038
Accrued insurance	4,032	4,371
Deferred income taxes	5,500	5,500
Other noncurrent liabilities	10,044	5,105

Total liabilities	488,677	496,925

Commitments and contingencies

Stockholder’s deficit:
Common stock $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	172,273
Accumulated deficit	(186,921)	(189,552)

Total stockholder’s deficit	(11,480)	(17,279)

	$477,197	$479,646

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Net patient service revenue	$358,252	$360,311	$351,971

Salaries, wages and benefits	168,166	168,538	165,975
Supplies	36,506	34,422	35,522
Rent	25,808	25,531	25,579
Other operating expenses	80,479	84,977	80,787
Provision for doubtful accounts	6,397	5,795	5,234
Depreciation and amortization	9,645	10,712	11,595
Goodwill impairment charge	—	—	18,600
Gain on early extinguishment of debt	—	(5,184)	(9,526)
Loss on disposal of assets	782	126	92
Interest expense, net	28,243	31,238	37,783

Total expenses	356,026	356,155	371,641

Operating income (loss)	2,226	4,156	(19,670)
Equity in income (loss) of joint venture	726	(408)	—

Income (loss) before income taxes	2,952	3,748	(19,670)
Provision for income taxes	321	786	1,400

Net income (loss)	$2,631	$2,962	$(21,070)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2007	$—	$171,677	$(171,444)	$233
Equity compensation	—	288	—	288
Net loss	—	—	(21,070)	(21,070)

Balance, December 31, 2008	—	171,965	(192,514)	(20,549)
Equity compensation	—	308	—	308
Net income	—	—	2,962	2,962

Balance, December 31, 2009	—	172,273	(189,552)	(17,279)
Equity compensation	—	196	—	196
Settlement of purchase amortization	—	2,972	—	2,972
Net income	—	—	2,631	2,631

Balance, December 31, 2010	$—	$175,441	$(186,921)	$(11,480)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,631	$2,962	$(21,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,984	13,026	13,727
Provision for doubtful accounts	6,397	5,795	5,234
Goodwill impairment charges	—	—	18,600
Gain on early extinguishment of debt	—	(5,184)	(9,526)
Loss on the disposal of assets	782	126	92
Equity in (income) loss of joint venture	(726)	408	—
Deferred income tax expense	—	—	763
Equity compensation	196	308	288
Changes in operating assets and liabilities:
Accounts receivable	(4,169)	(8,495)	(5,126)
Other current assets	2,751	202	741
Other assets	480	484	491
Estimated third party payor settlements	(5,639)	3,726	487
Accounts payable and accrued liabilities	(3,269)	(1,604)	12,878
Other noncurrent liabilities	4,600	1,966	(5,284)

Net cash provided by operating activities	16,018	13,720	12,295

Cash flows from investing activities:
Purchases of property and equipment	(3,958)	(5,812)	(13,106)
Investment in joint venture	—	(6)	—
Note receivable with joint venture	—	(1,400)	—
Sale-leaseback proceeds	—	—	3,822

Net cash used in investing activities	(3,958)	(7,218)	(9,284)

Cash flows from financing activities:
Net change in borrowings under the line of credit	—	25,000	10,000
Payments of long-term debt	(2,550)	(8,381)	(9,041)
Proceeds from capital lease financing	—	—	1,802
Payments on obligations under capital leases	(1,177)	(1,246)	(2,215)
Proceeds from lease financing obligation	—	—	3,975
Payments on lease financing obligation	(444)	(456)	(86)

Net cash provided by (used in) financing activities	(4,171)	14,917	4,435

Net increase in cash and cash equivalents	7,889	21,419	7,446
Cash and cash equivalents, beginning of year	46,681	25,262	17,816

Cash and cash equivalents, end of year	$54,570	$46,681	$25,262

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$26,358	$30,949	$33,353
Net income taxes paid (received)	(1,143)	689	712
Noncash:
Equipment purchased through capital lease financing	598	—	1,157
Settlement of Merger related escrow	2,972	—	—
Investment in joint venture	—	94	—

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

The Merger agreement provided for additional purchase price consideration of $40.5 million that was contingent upon the resolution of certain specific issues. Through December 31, 2010, $40.3 million of the original amount had been settled and disbursed. The remaining funds in the escrow accounts will be disbursed upon resolution of the remaining contingent issues.

During the year ended December 31, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

In connection with the Merger, we entered into an agreement with The Carlyle Group to pay a $0.5 million annual advisory fee, which has been expensed each of the years ended December 31, 2010, 2009, and 2008.

(3) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of LifeCare Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Nature of Business

We develop and operate hospitals specializing in the treatment of critically ill or injured patients whose average length of stay exceeds 25 days. We operate these hospitals as freestanding facilities or as hospitals within hospitals (“HIH”), whereby space is leased from existing unrelated acute-care hospitals and separately licensed as one of our hospitals. At December 31, 2010, we operated in 20 facilities and had operations in nine states. At December 31, 2009, we operated 19 facilities and had operations in nine states. At December 31, 2008, we operated 20 facilities and had operations in ten states.

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

(f) Inventories

Inventories, which consist principally of medical and pharmaceutical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are reported as a component of other current assets.

(g) Estimated Third Party Payor Settlements

Estimated third party payor settlements represent the difference between amounts received under interim payment plans from governmental payors, primarily Medicare, for services rendered and the estimated amounts to be reimbursed by those payors upon settlement of cost reports.

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

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as our company is managed as one operating segment, including, among other things, the level of review by segment management, organizational structure and the evaluation of similar economic characteristics. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded. The annual evaluation was performed for the years ending December 31, 2010, 2009, and 2008. For the year ended December 31, 2008 we recognized an impairment loss that is further described in note 5.

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

(m) Revenue Recognition

Net patient service revenue is recognized as services are rendered. Patient service revenue is reported net of provisions for contractual allowances from third party payors and patients. We have agreements with third party payors that provide for payments to us at amounts different from our established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross patient revenues to arrive at net patient service revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments.

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

We submit annual cost reports to the Medicare program, and these annual cost reports are subject to review and adjustment by the Centers for Medicare & Medicaid Services (“CMS”) through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is at least a reasonable possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenue in the years ended December 31, 2010, 2009, and 2008 included increases/(decreases) of $(0.1) million, $1.7 million, and $0.9 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program relating to prior years.

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

The federal statute of limitations remains open for tax years 2007 through 2009. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

(o) Stock Compensation

We estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. There were no options granted during the year ended December 31, 2010. The weighted average fair value of options granted was nominal during the years ended December 31, 2009 and 2008.

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

(q) Recent Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only. Supplemental pro forma disclosures have also been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

(4) Property and Equipment

Property and equipment at December 31, 2010 and 2009 consist of the following (in thousands):

	Useful Life	2010	2009
Land		$4,134	$4,134
Buildings	20-35 years	50,889	51,104
Leasehold improvements	5-10 years	11,284	11,438
Furniture and equipment	3-20 years	57,699	54,898

		124,006	121,574
Accumulated depreciation and amortization		(47,174)	(39,227)

Property and equipment, net		$76,832	$82,347

Depreciation expense for property and equipment for the years ended December 31, 2010, 2009, and 2008 was $8.9 million, $9.6 million and $10.5 million, respectively.

(5) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2010 and 2009 consist of the following (in thousands):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(6,176)

Indefinite-lived intangible assets:
Goodwill	$248,342
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$263,782

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(5,451)

Indefinite-lived intangible assets:
Goodwill	$245,370
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$260,810

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based primarily on our valuation. Amortization of intangible assets for the years ended December 31, 2010, 2009, and 2008 was $0.7 million, $1.1 million and $1.1 million, respectively.

As of December 31, 2010, all amortizable intangible assets have been fully amortized. This amortization primarily related to the value associated with the non-compete agreements entered into in connection with Merger. The useful lives of the non-compete agreements were approximately 5 years.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill at December 31, 2008, net of accumulated impairment losses of $169,034	$245,370
2009 activity	—

Goodwill at December 31, 2009	245,370
2010 activity	2,972

Goodwill at December 31, 2010, net of accumulated impairment losses of $169,034	$248,342

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the year ended December 31, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

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

(6) Debt

Long-term debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Senior secured credit facility-term loan	$241,613	$244,163
9 1/4 senior subordinated notes	119,299	119,299
Revolving credit facility	35,000	35,000

Total long-term debt	395,912	398,462
Current installments of long-term debt	(1,931)	(2,550)

Long-term debt, excluding current installments	$393,981	$395,912

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

Senior Secured Credit Facility and Revolving Credit Facility

Our senior secured credit facility, as amended, consisted of the following as of December 31, 2010:

•	A $60.0 million revolving credit facility, subject to availability, that was scheduled to terminate on August 11, 2011, which included a $10.0 million swing line loan sub facility and;

•	A $241.6 million term loan facility that was scheduled to mature on August 11, 2012.

Through December 31, 2010 we had $35.0 million outstanding under the revolving credit facility. The ability to borrow under the revolving credit facility was subject to certain terms and conditions as stated in the senior secured credit facility, including being in compliance with all applicable covenants, including certain financial covenants, as of the time of the requested borrowing and including the amount of the requested borrowing. The weighted average interest rate for the year ended December 31, 2010 was 4.30%. We had outstanding letters of credit of $2.1 million at December 31, 2010, which reduced our remaining borrowing capacity under the revolving credit facility to $22.9 million. Fees for the letters of credit for the year ended December 31, 2010 were $0.1 million. The interest rates per annum applicable to the loans, other than swingline loans, under our senior secured credit facility was, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate was the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate was determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. On December 6, 2007, we entered into Amendment No. 2 to our senior secured credit facility (“Amendment No. 2”), which increased the spread on the variable interest rate. The applicable margins on the loans as amended at December 31, 2010 were (1) 3.00% for alternate base rate revolving loans, (2) 4.00% for adjusted LIBOR revolving loans, (3) 3.25% for alternate base rate term loans and (4) 4.25% for adjusted LIBOR term loans. The margins for the revolving loans were subject to reduction based upon the ratio of our total indebtedness to our consolidated adjusted EBITDA (as defined in the credit agreement governing the Credit Facility and Amendment No. 2 to the credit agreement). The average interest rate for the term loan facility for the years ended December 31, 2010, 2009, and 2008 was 4.65%, 5.33%, and 7.84%, respectively, and the rate at both December 31, 2010 and 2009 was 4.54%.

On the last business day of each calendar quarter we were required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. At December 31, 2010, the commitment fee was 0.50% annually and was subject to adjustment based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement).

The senior secured credit facility required scheduled quarterly payments on the term loans each equal to $637,500 per quarter with the balance of the term loans paid in full at maturity.

The senior secured credit facility was secured by substantially all of our tangible and intangible assets, except for assets held by subsidiaries that were designated as nonguarantor subsidiaries. This credit facility also required us to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which would have become more restrictive over time. In addition, the senior secured credit facility included various negative covenants, including limitations on indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect, change of control, and certain subjective provisions.

As of December 31, 2010, we would not have been in compliance with the maximum leverage ratio test; however, as discussed below, we refinanced this senior secured credit facility prior to the occurrence of an actual event of default.

New Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our existing senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. The lenders are not required to provide such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations specified in the Credit Agreement, including the consent of the lenders holding a majority of outstanding loans and undrawn commitments.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date.

The applicable margin percentage is initially 6.75% for revolving loans that are alternate base loans and 7.75% for revolving loans that are based on the LIBOR rate, subject to quarterly adjustment (commencing with delivery of our financial statements for the first quarter ending March 31, 2011) based on our leverage ratio (as defined in the new senior secured credit agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay an initial commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment commencing with delivery of our financial statements for the fiscal quarter ending March 31, 2011, based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

Beginning in June 2011, we are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) commencing with the year ending December 31, 2011, 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit

Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 3% if such prepayment occurs on or prior to February 1, 2012, 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014.

We may voluntarily prepay outstanding loans under the term loan facility and reduce the unutilized portion of the commitment amount in respect of the senior secured revolving credit facility at any time. Any such voluntary prepayments are subject to a prepayment fee of 3% if such prepayment occurs on or prior to February 1, 2012, 2% if such prepayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014. Other than as described above, prepayments are not subject to any premium or penalty other than customary “breakage” costs with respect to loans based on the LIBOR rate.

The term loan and revolving credit facility under the Credit Agreement have scheduled maturity dates of February 1, 2016, and February 1, 2015, respectively. However, if our outstanding senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013, then the term loan and the then outstanding balance under the revolving credit facility will be due in full on May 15, 2013.

The Credit Agreement also imposes certain financial covenants on us including: minimum consolidated EBITDA requirements beginning with the first fiscal quarter of 2011 through the end of the third fiscal quarter of 2011; a maximum ratio of total senior secured indebtedness to consolidated EBITDA tested quarterly, beginning on the last day of the fourth quarter of 2011; and a minimum ratio of consolidated EBITDA to consolidated cash interest expense, tested quarterly beginning on the last day of the fourth fiscal quarter of 2011.

The Credit Agreement is secured by substantially all of our tangible and intangible assets, except for assets held by subsidiaries that have been designated as nonguarantor subsidiaries. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain material indebtedness, certain events of bankruptcy, certain events under ERISA, change of control, material judgments, failure of certain guaranty documents to be in full force and effect and failure of a lien to have the priority or otherwise be valid and perfected with respect to material collateral.

If we are unable to maintain compliance with the covenants and requirements contained in the Credit Agreement, an event of default could occur, unless we are able to obtain a waiver or enter into an amendment with the senior lenders to revise the covenants and requirements. If any such event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, terminating access to our revolving credit facility, and all actions permitted to be taken by a secured creditor. If we are required to obtain a waiver or execute an amendment to the Credit Agreement, it is likely we will incur additional fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. An event of default would have a material adverse effect on our financial position, results of operations and cash flow.

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

Other

Capitalized costs of $15.8 million incurred in obtaining financing under the credit facility including the revolving line of credit, the Notes, and the two amendments to the credit facility as of December 31, 2010 are being amortized over the terms of the related debt using the interest method.

Amortization expense for capitalized financing costs for the years ended December 31, 2010, 2009, and 2008 was $2.3 million, $2.2 million and $2.1 million, respectively.

Maturities of long-term debt as of December 31, 2010 are as follows (in thousands):

After New Senior Secured Credit Facility
2011	$1,931
2012	2,575
2013	121,874
2014	2,575
2015	2,575
Thereafter	245,269

The above table does not reflect future excess cash flow prepayments, if any, that may be required under our new senior secured term loan or additional principal amounts that could become outstanding as a result of any future paid in kind interest elections that we may make under our new secured term loan.

(7) Leases

We lease healthcare facilities, corporate office space, and certain equipment under cancelable and noncancelable operating lease agreements generally with initial terms of one to 15 years with varying renewal terms.

Total future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

2011	$21,444
2012	19,784
2013	17,775
2014	16,044
2015	12,180
Thereafter	65,987

We are obligated under capital equipment leases that expire at various dates. At December 31, 2010 and 2009, equipment under capital leases included in property and equipment totaled $8.7 million, less accumulated amortization of $6.0 million, and $8.3 million, less accumulated amortization of $5.2 million, respectively. Future minimum lease payment obligations at December 31, 2010 under these leases are as follows (in thousands):

2011	$900
2012	416
2013	25
2014	—
2015	—

1,341
Amount representing interest	(78)

Total obligations under capital leases	1,263
Current installments of obligations under capital leases	(838)

Obligations under capital leases, excluding current installments	$425

For the years ended December 31, 2010, 2009, and 2008, amortization of approximately $0.8 million, $0.7 million, and $1.0 million, respectively, of equipment under capital leases was included in our depreciation and amortization expense.

We, as lessor, also sublease medical office space at our North Texas-Dallas facility. We have operating leases with tenants with initial terms of one to three years with varying renewal terms. Annual rents collected from these tenants approximate $0.2 million.

(8) Lease Financing Obligation

On September 1, 2006, a newly formed subsidiary (“Nonguarantor Tenant”) of the Company entered into a separate Master Lease Agreement (“Nonguarantor Lease”) with Health Care REIT, Inc. to acquire and develop hospital facilities (“Nonguarantor Facilities”). The Company granted Health Care REIT, Inc. the limited right and option, for a three-year period, to acquire or develop and subsequently lease Nonguarantor Facilities to Nonguarantor Tenant. Nonguarantor Tenant would sublease each Facility to a wholly-owned subsidiary of Nonguarantor Tenant (“Subtenant”) and the licensed operator of each Nonguarantor Facility would be the Nonguarantor Tenant or a Subtenant. In connection with this Lease, Health Care REIT, Inc. agreed to make available up to $250.0 million for investments in hospital facilities, subject to certain terms and conditions. The initial term of the Nonguarantor Lease is 15 years and the Nonguarantor Tenant has one 15-year renewal option. Upon each addition of a Nonguarantor Facility, the term would be extended to a date 15 years from the date of the addition. At the end of the term, the Nonguarantor Tenant may exercise an option to purchase the Nonguarantor Facilities at a price equal to the greater of the investment amount (which will include acquisition costs, development costs, renovation costs, closing cost and fees) or fair value.

The initial rent for each Nonguarantor Facility under the Nonguarantor Lease was computed based on a predetermined spread over the rate of a 15-year U.S. Treasury Note and is subject to an annual inflation adjustment. Nonguarantor Lease payments are secured by receivables, assignment of leases and rents, assignment of management agreements, subordination of management fees and distributions, and cross-defaults, as well as a second lien on personal property and equipment owned by the Nonguarantor Tenant. The Nonguarantor Lease contains customary covenants, representations and warranties.

Our Boise, Idaho facility was the first facility to be developed under this Nonguarantor Lease. This facility was completed in March 2008 with construction cost of approximately $19.1 million. This particular facility under this Nonguarantor Lease was accounted for as a lease financing obligation whereby the asset remains capitalized on our balance sheet. This facility opened during April 2008.

In connection with this facility and in accordance with the terms of the Nonguarantor Lease, we have $1.2 million in letters of credit outstanding at December 31, 2010, payable to the Health Care REIT, Inc. utilizing capacity available for letters of credit under our revolving credit agreement.

The Nonguarantor Tenant and any future subsidiaries established under Nonguarantor Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9  1/4% Senior Subordinated Notes as discussed in note 6.

(9) Income Taxes

Income tax expense attributable to loss before income taxes consists of the following for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Current:
Federal	$(265)	$—	$—
State	586	786	637

Total current	321	786	637
Deferred	—	—	763

Total income tax provision	$321	$786	$1,400

A reconciliation of the expected federal income tax expense attributable to loss from continuing operations (computed by applying the federal corporate income tax rate of 35% to loss before income taxes) to actual income tax expense attributable to loss from continuing operations follows (in thousands):

	2010	2009	2008
Expected federal income tax (benefit) expense	$1,033	$1,312	$(6,884)
State income taxes, net of federal benefit	392	496	533
Impairment charges not deductible	—	—	6,510
Other nondeductible expenses	76	76	103
IRS audit adjustments and other amendments	(167)	—	—
Other income tax expense (benefit)	5	12	14
Deferred tax asset valuation allowance	(1,018)	(1,110)	1,124

Actual income tax expense	$321	$786	$1,400

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009
Deferred tax assets:
Accrued vacation expense	$1,734	$1,611
Accrued healthcare claims	483	516
Accrued compensation expense	764	2,191
Allowance for doubtful accounts	4,203	4,432
Accrued insurance	1,926	1,956
Net operating losses and credit carryforwards	7,853	6,941
Other	97	344

Total deferred tax assets before valuation allowance	17,060	17,991
Valuation allowance	(7,888)	(8,906)

Total deferred tax assets	9,172	9,085

Deferred tax liabilities:
Depreciation and amortization	(14,672)	(14,585)

Total deferred tax liabilities	(14,672)	(14,585)

Net deferred tax liabilities	$(5,500)	$(5,500)

Pursuant to federal income tax regulations, the Merger discussed in note 2 was considered to be a non-taxable transaction. As a result, we had approximately $6.0 million of tax deductible goodwill for federal income tax purposes. Net deferred tax liabilities relate to indefinite lived intangibles and therefore are all long-term.

At December 31, 2010 we had net operating loss carry forwards for federal income tax purposes of approximately $20.8 million, which are available to offset future taxable income, if any, through 2030.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deductible temporary differences giving rise to the deferred tax assets are deductible, management believes that it is not more likely than not that we will realize the benefits of these deductible temporary differences. Accordingly, a valuation allowance of $7.9 million has been recorded as of December 31, 2010.

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

For the years ended December 31, 2010 and 2009, self-insurance for professional and general liability claims generally was provided up to $1.0 million per occurrence, along with excess liability coverage of $20.0 million. Estimated liabilities for general and professional liability risks were $4.7 million at December 31, 2010 and $4.5 million at December 31, 2009.

Our workers’ compensation coverage is provided through a traditional fully insured plan. Under this plan, the regular premiums cover the full cost of any workers’ compensation claims with no deductibles.

Approximately $0.1 million of short-term investments at December 31, 2010 included in other assets is restricted to use, as we are required by our insurance company to maintain this balance as security related to the payment of workers’ compensation claims.

We are self-insured for employee health and dental claims up to an annual individual stop-loss limitation of $0.2 million with a $2.0 million lifetime maximum benefit. Estimated liabilities for employee health and dental claims were $1.3 million and $1.4 million at December 31, 2010 and 2009, respectively.

(11) 401(k) Savings Plan

Substantially all employees are eligible to participate in a profit sharing plan (“Plan”) sponsored by our company. The Plan, designed to qualify under Section 401(k) of the Internal Revenue Code, also provides for employee deferrals of compensation and discretionary company matching. For the year ended December 31, 2010, matching contributions were suspended; however, in a future period, we may make a one-time matching contribution on a discretionary basis or we may reinstate the matching program. Employer contributions made to the Plan for the years ended December 31, 2009 and 2008 totaled $1.2 million, and $1.1 million, respectively.

(12) Stock Options

At December 31, 2010, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

The years ended December 31, 2010, 2009, and 2008 include $0.2 million, $0.3 million, and $0.3 million, respectively, of pre-tax compensation costs related to stock-based compensation arrangements.

	Number of Shares	Weighted average exercise price
Balance at December 31, 2007	841,000	$2.50
Granted	1,743,000	2.50
Cancellations	—	2.50
Exercised	—
Forfeited	(118,500)	2.50
Expired	(95,500)	2.50

Balance at December 31, 2008	2,370,000	$2.50
Granted	60,000	2.50
Cancellations	—	2.50
Exercised	—
Forfeited	(38,750)	2.50
Expired	(25,000)	2.50

Balance at December 31, 2009	2,366,250	$2.50
Granted	—	2.50
Cancellations	—	2.50
Exercised	—
Forfeited	(43,750)	2.50
Expired	(45,000)	2.50

Balance at December 31, 2010	2,277,500	$2.50

At December 31, 2010 and 2009, there were 1,538,916 and 890,146, respectively, stock options vested and exercisable. At December 31, 2010 and 2009, the weighted average exercise price of the vested stock options was $2.50, and the remaining weighted average contractual life of the vested stock options was 6.7 and 7.5 years, respectively. The vested stock option shares had no intrinsic value at December 31, 2010 and 2009.

As of December 31, 2010, there was no unrecognized compensation costs related to stock options. At December 31, 2010, the weighted average remaining contractual life of outstanding options was 6.8 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2008	—	$—
Granted	700,000	—

Outstanding at December 31, 2009	700,000	$—
Vested	(233,333)	—

Outstanding at December 31, 2010	466,667	$—

In March 24, 2009, our chief executive officer and president were granted 400,000 and 300,000 shares, respectively, according to our restricted stock award agreement for meeting certain financial goals for the year ended December 31, 2008. The grant-date per share fair value of these awards was nominal. The shares vest in three equal annual installments beginning on March 24, 2010.

As of December 31, 2010, there was no unrecognized compensation costs related to restricted stock awards.

(13) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, third party payor settlements, and accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. The carrying amount of these obligations is a reasonable estimate of fair value.

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $241.6 million and $119.3 million, respectively, at December 31, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $233.8 million and $85.9 million, respectively, at December 31, 2010. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $244.2 million and $119.3 million, respectively, at December 31, 2009. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $207.5 million and $60.2 million, respectively, at December 31, 2009. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility has a carrying value of $35.0 million at December 31, 2010 and 2009. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $34.5 million and $31.5 million, respectively at December 31, 2010 and 2009. This valuation is categorized as a Level 2 in the valuation hierocracy.

(14) Business and Credit Concentrations

Our hospitals grant credit to patients under terms requiring timely payment. The hospitals generally do not require collateral or other security in extending credit to patients; however, they routinely obtain assignment of (or are otherwise entitled to receive) patients’ benefits payable under patients’ health insurance programs, plans, or policies (e.g., Medicare, Medicaid, Blue Cross, and commercial insurance policies). Because of the geographic diversity of our facilities and non-governmental third party payors, Medicare represents our largest concentration of credit risk. Net patient service revenue generated directly from the Medicare program represented approximately 59.2% for the year ended December 31, 2010, 57.1% for the year ended December 31, 2009, and 61.2% for the year ended December 31, 2008, of net patient service revenue. Approximately 36.3% and 29.5% of our gross accounts receivable at December 31, 2010 and 2009, respectively, are from this payor source.

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

(16) Commitments and Contingencies

We are currently defending ourselves against one Hurricane Katrina related lawsuit. We are vigorously defending ourselves in this lawsuit, however, we cannot predict the ultimate resolution of this matter. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million to be paid by us, payable in three equal installments, due July 1, 2009, March 31, 2010, and March 31, 2011.

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

A provider that loses its ability to receive Medicare payments pursuant to the LTAC PPS must go through the same certification process as new LTAC hospital providers must go through to obtain their initial certification to be reimbursed pursuant to PPS. During this re-certification period, which could range from six to nine months, the provider would be paid for providing services to Medicare beneficiaries at rates that are lower than rates currently paid pursuant to PPS.

During December 2006, we entered into an agreement to form a new joint venture with an unrelated party in the New Orleans market to own and operate a LTAC hospital in the market. During 2007, we contributed to the joint venture our hospital licenses, Medicare provider numbers and certain remaining equipment from our former New Orleans operations in exchange for a 49.99% ownership in the joint venture. In connection with this joint venture, we guaranteed, via the issuance of a letter of credit, $0.8 million of a $1.5 million line of credit established by the new joint venture. The joint venture’s line of credit was secured by certain assets, including accounts receivable and moveable equipment of the joint venture, along with our letter of credit. We established a carrying value of $0.8 million associated with this guarantee, which was recorded in other noncurrent liabilities. On April 2, 2009, the letter of credit was drawn in full by the lender pursuant to their right to exercise the guarantee. On May 1, 2009, we sold our 49.99% ownership in the joint venture for $0.2 million, in the form of a promissory note from the purchaser, for which we provided a full reserve.

We have certain other pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect our consolidated financial position, results of operations or liquidity.

(17) Joint Venture

On September 1, 2009, we, along with a subsidiary of Select Medical Corporation (“Select”), each contributed our hospital operations, located in the Muskegon, Michigan market, and related licenses and provider numbers, along with $1.5 million in cash and net assets, into a newly formed limited liability company, in exchange for each receiving a 50% ownership in the newly formed entity. The joint venture, which is currently comprised of 51 beds in two separate locations in the Muskegon market, is managed by Select. The $1.5 million cash contributions made by each party were comprised of a $0.1 million equity contribution and a $1.4 million note receivable (“Subordinated Note”). The 50% ownership we have in the joint venture is held by a newly formed subsidiary of the Company and has been designated as a Nonguarantor subsidiary pursuant to our senior secured credit facility. The investment is accounted for using the equity method of accounting. The Subordinated Notes bear an interest rate of 10% and will mature on August 31, 2019. The joint venture may make quarterly payments on the Subordinated Notes with available cash flows prior to the maturity.

(18) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the years ended December 31, 2010, 2009, and 2008. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$54,569	$1	$—	$54,570
Accounts receivable, net of allowance for doubtful accounts	—	61,661	5,614	—	67,275
Due to/from related parties	71,188	(65,528)	(5,660)	—	—
Other current assets	—	5,551	424	—	5,975

Total current assets	71,188	56,253	379	—	127,820
Investment in subsidiaries	321,277	—	—	(321,277)	—
Property and equipment, net	—	55,338	21,494	—	76,832
Other assets, net	4,023	2,356	2,384	—	8,763
Identifiable intangibles, net	—	15,440	—	—	15,440
Goodwill	—	248,342	—	—	248,342

Total assets	$396,488	$377,729	$24,257	$(321,277)	$477,197

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$1,931	$—	$—	$—	$1,931
Current installments of obligations under capital leases	—	690	148	—	838
Current installments of lease financing obligation	—	—	480	—	480
Estimated third party payor settlements	—	2,058	2,260	—	4,318
Accounts payable	382	24,183	887	—	25,452
Accrued payroll	—	6,224	256	—	6,480
Accrued vacation	—	4,486	172	—	4,658
Accrued interest	6,377	—	—	—	6,377
Accrued other	—	4,170	151	—	4,321
Income taxes payable	(203)	485	—	—	282

Total current liabilities	8,487	42,296	4,354	—	55,137

Long-term debt, excluding current installments	393,981	—	—	—	393,981
Obligations under capital leases, excluding current installments	—	399	26	—	425
Lease financing obligation, excluding current installments	—	—	19,558	—	19,558
Accrued insurance	—	4,032	—	—	4,032
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	10,044	—	—	10,044

Total liabilities	407,968	56,771	23,938	—	488,677

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(186,921)	320,895	(12,261)	(308,634)	(186,921)

Total stockholder’s equity (deficit)	(11,480)	320,958	319	(321,277)	(11,480)

	$396,488	$377,729	$24,257	$(321,277)	$477,197

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$46,680	$1	$—	$46,681
Patient accounts receivable, net of allowance for doubtful accounts	—	64,402	5,101	—	69,503
Due to/from related parties	94,588	(88,925)	(5,663)	—	—
Income taxes receivable	1,784	(602)	—	—	1,182
Other current assets	—	7,123	420	—	7,543

Total current assets	96,372	28,678	(141)	—	124,909
Investment in subsidiaries	291,080	—	—	(291,080)	—
Property and equipment, net	—	59,316	23,031	—	82,347
Other assets, net	6,362	2,835	1,658	—	10,855
Other identifiable intangibles, net	—	16,165	—	—	16,165
Goodwill	—	245,370	—	—	245,370

Total assets	$393,814	$352,364	$24,548	$(291,080)	$479,646

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,550	$—	$—	$—	$2,550
Current installments of obligations under capital leases	—	646	187	—	833
Current installments of lease financing obligation	—	—	444	—	444
Estimated third party payor settlements	—	8,999	958	—	9,957
Accounts payable	713	24,306	815	—	25,834
Accrued payroll	—	9,142	421	—	9,563
Accrued vacation	—	4,161	207	—	4,368
Accrued interest	6,418	—	—	—	6,418
Accrued other	—	4,904	118	—	5,022

Total current liabilities	9,681	52,158	3,150	—	64,989

Long-term debt, excluding current installments	395,912	—	—	—	395,912
Obligations under capital leases, excluding current installments	—	826	184	—	1,010
Lease financing obligation, excluding current installments	—	—	20,038	—	20,038
Accrued insurance	—	4,371	—	—	4,371
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	5,105	—	—	5,105

Total liabilities	411,093	62,460	23,372	—	496,925

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	172,273	63	12,580	(12,643)	172,273
Retained earnings (accumulated deficit)	(189,552)	289,841	(11,404)	(278,437)	(189,552)

Total stockholder’s equity (deficit)	(17,279)	289,904	1,176	(291,080)	(17,279)

	$393,814	$352,364	$24,548	$(291,080)	$479,646

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$335,946	$22,306	$—	$358,252

Salaries, wages and benefits	207	160,590	7,369	—	168,166
Supplies	—	35,046	1,460	—	36,506
Rent	—	24,938	870	—	25,808
Other operating expenses	1,051	74,615	4,813	—	80,479
Provision for doubtful accounts	—	6,035	362	—	6,397
Depreciation and amortization	—	8,320	1,325	—	9,645
Loss on disposal of assets	—	782	—	—	782
Intercompany (income) expenses	4,920	(6,431)	1,511	—	—
Interest expense, net	26,232	415	1,596	—	28,243

Total expenses	32,410	304,310	19,306	—	356,026

Operating income (loss)	(32,410)	31,636	3,000	—	2,226
Earnings in investments in subsidiaries	(34,776)	—	—	34,776	—
Equity in income of joint venture	—	—	726	—	726

Income before income taxes	2,366	31,636	3,726	(34,776)	2,952
Provision for (benefit from) income taxes	(265)	581	5	—	321

Net income	$2,631	$31,055	$3,721	$(34,776)	$2,631

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,631	$31,055	$3,721	$(34,776)	$2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,339	8,320	1,325	—	11,984
Provision for doubtful accounts	—	6,035	362	—	6,397
Loss on the disposal of assets	—	782	—	—	782
Equity in income of joint venture	—	—	(726)	—	(726)
Equity compensation	196	—	—	—	196
Changes in operating assets and liabilities:
Accounts receivable	—	(3,294)	(875)	—	(4,169)
Other current assets	1,788	967	(4)	—	2,751
Change in investments in subsidiaries	(34,776)	—	—	34,776	—
Other assets	—	480	—	—	480
Due to/from related parties	30,081	(25,870)	(4,211)	—	—
Estimated third party payor settlements	—	(6,941)	1,302	—	(5,639)
Accounts payable and accrued liabilities	291	(3,464)	(96)	—	(3,269)
Other noncurrent liabilities	—	4,600	—	—	4,600

Net cash provided by operating activities	2,550	12,670	798	—	16,018

Cash flows from investing activities:
Purchases of property and equipment	—	(3,802)	(156)	—	(3,958)

Net cash used in investing activities	—	(3,802)	(156)	—	(3,958)

Cash flows from financing activities:
Payments of long-term debt	(2,550)	—	—	—	(2,550)
Payments on obligations under capital leases	—	(979)	(198)	—	(1,177)
Payments on lease financing obligation	—	—	(444)	—	(444)

Net cash used in financing activities	(2,550)	(979)	(642)	—	(4,171)

Net increase in cash and cash equivalents	—	7,889	—	—	7,889

Cash and cash equivalents, beginning of period	—	46,680	1	—	46,681

Cash and cash equivalents, end of period	$—	$54,569	$1	$—	$54,570

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,962	$33,420	$(3,852)	$(29,568)	$2,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,216	9,424	1,386	—	13,026
Provision for doubtful accounts	—	5,572	223	—	5,795
Gain on early extinguishment of debt	(5,184)	—	—	—	(5,184)
Loss on the disposal of assets	—	126	—	—	126
Equity in income (loss) of joint venture	—	537	(129)	—	408
Equity compensation	308	—	—	—	308
Changes in operating assets and liabilities:
Accounts receivable	—	(3,990)	(4,505)	—	(8,495)
Other current assets	—	446	(244)	—	202
Change in investments in subsidiaries	(29,568)	—	—	29,568	—
Other assets	97	387	—	—	484
Due to/from related parties	15,351	(20,365)	5,014	—	—
Estimated third party payor settlements	—	1,923	1,803	—	3,726
Accounts payable and accrued liabilities	(1,301)	(1,367)	1,064	—	(1,604)
Other noncurrent liabilities	—	1,966	—	—	1,966

Net cash provided by (used in) operating activities	(15,119)	28,079	760	—	13,720

Cash flows from investing activities:
Purchases of property and equipment	—	(5,672)	(140)	—	(5,812)
Investment in joint venture	(1,500)	—	(6)	1,500	(6)
Note receivable with joint venture	—	—	(1,400)	—	(1,400)

Net cash used in investing activities	(1,500)	(5,672)	(1,546)	1,500	(7,218)

Cash flows from financing activities:
Equity investments	—	—	1,500	(1,500)	—
Net change in borrowings under the line of credit	25,000	—	—	—	25,000
Payments of long-term debt	(8,381)	—	—	—	(8,381)
Payments on obligations under capital leases	—	(988)	(258)	—	(1,246)
Payments on lease financing obligation	—	—	(456)	—	(456)

Net cash provided by (used in) financing activities	16,619	(988)	786	(1,500)	14,917

Net increase in cash and cash equivalents	—	21,419	—	—	21,419
Cash and cash equivalents, beginning of year	—	25,261	1	—	25,262

Cash and cash equivalents, end of year	$—	$46,680	$1	$—	$46,681

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,070)	$34,735	$(6,154)	$(28,581)	$(21,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,132	10,555	1,040	—	13,727
Provision for doubtful accounts	—	5,208	26	—	5,234
Goodwill impairment charges	—	18,600	—	—	18,600
Gain on early extinguishment of debt	(9,526)	—	—	—	(9,526)
Loss on the disposal of assets	—	92	—	—	92
Deferred income tax expense	763	—	—	—	763
Equity compensation	288	—	—	—	288
Changes in operating assets and liabilities:
Accounts receivable	—	(4,280)	(846)	—	(5,126)
Other current assets	298	(1,162)	1,605	—	741
Change in investments in subsidiary	(28,581)	—	—	28,581	—
Other assets	(81)	572	—	—	491
Due to from related parties	51,687	(61,179)	9,492	—	—
Estimated third party payor settlements	—	1,331	(844)	—	487
Accounts payable and accrued liabilities	3,131	10,319	(572)	—	12,878
Other noncurrent liabilities	—	(5,284)	—	—	(5,284)

Net cash provided by (used in) operating activities	(959)	9,507	3,747	—	12,295

Cash flows from investing activities:
Purchases of property and equipment	—	(4,841)	(8,265)	—	(13,106)
Sale-leaseback proceeds	—	3,822	—	—	3,822

Net cash provided by (used in) investing activities	—	(1,019)	(8,265)	—	(9,284)

Cash flows from financing activities:
Net change in borrowings under the line of credit	10,000	—	—	—	10,000
Payments of long-term debt	(9,041)	—	—	—	(9,041)
Proceeds from capital lease financing	—	963	839	—	1,802
Payments on obligations under capital leases	—	(2,006)	(209)	—	(2,215)
Proceeds from lease financing obligation	—	—	3,975	—	3,975
Payment on lease financing obligation	—	—	(86)	—	(86)

Net cash provided by (used in) financing activities	959	(1,043)	4,519	—	4,435

Net decrease in cash and cash equivalents	—	7,445	1	—	7,446
Cash and cash equivalents, beginning of period	—	17,816	—	—	17,816

Cash and cash equivalents, end of period	$—	$25,261	$1	$—	$25,262

(19) Selected Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited financial data for each quarter or the last two years (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010
Net revenues	$94,960	$90,633	$85,532	$87,127
Income (loss) before income taxes	5,707	917	(1,605)	(2,067)
Net income (loss)	5,532	692	(1,697)	(1,896)

Year ended December 31, 2009
Net revenues	$95,024	$91,645	$84,261	$89,381
Income (loss) before income taxes	2,048	(1,996)	(1,311)	5,007
Net income (loss)	1,823	(2,171)	(1,503)	4,813

Operating results for the fourth quarter of 2010 included a charge of $0.5 million for an estimated cost-to-charge ratio reconciliation for one of our hospitals.

Operating results for the fourth quarter of 2009 included a charge of $3.1 million for an estimated cost-to-charge ratio reconciliation for one of our hospitals and a gain of $5.2 million, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of indebtedness.

Part IV

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to Cost and Expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts for the year ended December, 31, 2010	$12,018	$6,397	$(7,122)	$11,293
Allowance for doubtful accounts for the year ended December, 31, 2009	$10,144	$5,795	$(3,921)	$12,018
Allowance for doubtful accounts for the year ended December, 31, 2008	$19,394	$5,234	$(14,484)	$10,144

(1)	Deductions represent write-offs and other adjustments against the reserve. In 2008, we wrote-off all accounts receivable related to our old system that had been previously fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECARE HOLDINGS, INC.

/s/ Phillip B. Douglas
Phillip B. Douglas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following persons of the registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Phillip B. Douglas	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 30, 2011
Phillip B. Douglas

/s/ Chris A. Walker	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2011
Chris A. Walker

/s/ Karen H. Bechtel	Director	March 30, 2011
Karen H. Bechtel

/s/ William P. Johnston	Director	March 30, 2011
William P. Johnston

/s/ William Hamburg	Director	March 30, 2011
William Hamburg

/s/ Stephen H. Wise	Director	March 30, 2011
Stephen H. Wise

/s/ William H. McMullan, Jr.	Director	March 30, 2011
William H. McMullan, Jr.

EXHIBIT INDEX

3.1	Certificate of Incorporation of LifeCare Holdings, Inc., filed as Exhibit 3.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.2	By-laws of LifeCare Holdings, Inc., filed as Exhibit 3.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.3	Certificate of Incorporation of LifeCare Hospitals of Milwaukee, Inc., as amended, filed as Exhibit 3.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.4	Certificate of Incorporation of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006

3.5	Certificate of Incorporation of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.6	Certificate of Incorporation of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.7	Articles of Organization of CareRehab Services, LLC, filed as Exhibit 3.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.8	Articles of Incorporation of LifeCare Hospitals, Inc., as amended, filed as Exhibit 3.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.9	Articles of Organization of LifeCare Hospitals of North Carolina, LLC, as amended, filed as Exhibit 3.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.10	Articles of Organization of LifeCare Hospitals of New Orleans, LLC, as amended, filed as Exhibit 3.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.11	Articles of Organization of LifeCare Management Services, LLC, as amended, filed as Exhibit 3.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.12	Articles of Organization of Crescent City Hospitals, LLC, filed as Exhibit 3.12 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.13	Articles of Incorporation of NextCARE Hospitals/Muskegon, Inc., as amended, filed as Exhibit 3.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.14	Articles of Incorporation of LifeCare Hospitals of Chester County, Inc., filed as Exhibit 3.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.15	Articles of Organization of LifeCare Holding Company of Texas, LLC, as amended, filed as Exhibit 3.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.16	Articles of Incorporation of LifeCare Hospitals of Dayton, Inc., filed as Exhibit 3.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.17	Articles of Incorporation of LifeCare Hospitals of Pittsburgh, Inc., filed as Exhibit 3.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.18	Articles of Organization of LifeCare Investments, LLC., filed as Exhibit 3.18 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.19	Certificate of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, as amended, filed as Exhibit 3.19 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.20	Certificate of Limited Partnership of LifeCare Hospitals of North Texas, LP, as amended, filed as Exhibit 3.20 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.21	Certificate of Limited Partnership of San Antonio Specialty Hospital, Ltd., as amended, filed as Exhibit 3.21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.22	Bylaws of LifeCare Hospitals of Milwaukee, Inc., filed as Exhibit 3.22 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.23	Bylaws of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.23 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.24	Bylaws of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.24 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.25	Bylaws of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.25 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.26	Amended and Restated Operating Agreement of CareRehab Services, LLC, filed as Exhibit 3.26 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.27	First Amended and Restated Bylaws of LifeCare Hospitals, Inc., filed as Exhibit 3.27 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.28	Amended and Restated Operating Agreement of LifeCare Hospitals of North Carolina, LLC, filed as Exhibit 3.28 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.29	Amended and Restated Operating Agreement of LifeCare Hospitals of New Orleans, LLC, filed as Exhibit 3.29 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.30	Amended and Restated Operating Agreement of LifeCare Management Services, LLC, filed as Exhibit 3.30 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.31	Operating Agreement of Crescent City Hospitals, LLC, filed as Exhibit 3.31 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.32	By-laws of NextCARE Hospitals/Muskegon, Inc, filed as Exhibit 3.32 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.33	Bylaws of LifeCare Hospitals of Chester County, Inc, filed as Exhibit 3.33 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.34	Amended and Restated Operating Agreement of LifeCare Holding Company of Texas, LLC, filed as Exhibit 3.34 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.35	Bylaws of LifeCare Hospitals of Dayton, Inc, filed as Exhibit 3.35 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.36	Bylaws of LifeCare Hospitals of Pittsburgh, Inc, filed as Exhibit 3.36 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.37	Amended and Restated Operating Agreement of LifeCare Investments, LLC, filed as Exhibit 3.37 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.38	Agreement of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, filed as Exhibit 3.38 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.39	Agreement of Limited Partnership of LifeCare Hospitals of North Texas, LP, filed as Exhibit 3.39 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.40	Agreement of Limited Partnership of San Antonio Specialty Hospital, Ltd, filed as Exhibit 3.40 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.1	Indenture dated as of August 11, 2005 between Rainier Acquisition Corp. and U.S. Bank National Association, filed as Exhibit 4.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.2	Supplemental Indenture dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd. and U.S. Bank National Association, filed as Exhibit 4.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.3	Registration Rights Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.4	Joinder Agreement dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.5	Form of 9 1/4% Senior Subordinated Notes due 2013 (contained in Exhibit 4.2), filed as an exhibit to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.1	Lease Agreement between Mercy Health Services and NextCARE, Inc. dated as of June 26, 1998, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.2	Amendment to Lease Agreement between Mercy Health Services and NextCARE Inc., dated May 1, 2001, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.3	Letter Agreement between Mercy Health Services and NextCARE, Inc. dated October 30, 2003, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(a)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 460), filed as Exhibit 10.4(a) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(b)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 600), filed as Exhibit 10.4(b) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(c)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 620), filed as Exhibit 10.4(c) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.5	Amendment to Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD. and San Antonio Specialty Hospital, Ltd. dated November 6, 2003, filed as Exhibit 10.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.6	First Amendment to Sublease dated as of July 19, 2005 by and between Shreveport Doctors Hospital 2003, Ltd. and LifeCare Hospitals, Inc., filed as Exhibit 10.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.7	Stockholders Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.8	Registration Rights Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.9	Management Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, Rainier Acquisition Corp. and TC Group IV, L.L.C., filed as Exhibit 10.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.10	Employment Agreement with W. Earl Reed, III, filed as Exhibit 10.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.11	Employment Agreement with Bryan D. Burklow, filed as Exhibit 10.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.13	Employment Agreement with Chris Walker, filed as Exhibit 10.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.14	Employment Agreement with Phil Douglas, filed as Exhibit 10.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.15	Purchase Agreement dated as of August 5, 2005 between Rainier Acquisition Corp. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 10.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.16	Credit Agreement dated as of August 11, 2005 among Rainier Acquisition Corp., LCI Holdco, LLC, the Lenders named therein and J.P. Morgan Chase Bank, N.A., a national banking association, as administrative agent and collateral agent, filed as Exhibit 10.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.17	Security Agreement dated as of August 11, 2005 by Rainier Acquisition Corp. and the Grantors referred to therein to JP Morgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.18	Chief Executive Officer and Executive Vice President 2006 Bonus Plan Summary, filed as Exhibit 10.18 to the LifeCare Holdings, Inc. Form 10-K report on April 2, 2007.

10.19	Amendment No. 1, dated May 2, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.20	Amendment No. 2, dated December 6, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on December 12, 2007.

10.21	Master Lease Agreement dated September 1, 2006 by and between Health Care REIT, Inc. and LCI Healthcare Holdings, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on September 8, 2006.

10.22	Master Lease Agreement dated May 2, 2007 by and between Health Care REIT, Inc. and LifeCare REIT 1, Inc., filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.23	Amended and Restated Master Lease Agreement dated June 6, 2007 by and between Health Care REIT, Inc., HCRI Texas Properties LTD, HCRI Wisconsin Properties, LLC, and LifeCare REIT 1, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on June 12, 2007.

10.24	Letter Agreement with William Hamburg, filed as Exhibit 10.24 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.25	Employment Agreement with G. Wayne McAlister, filed as Exhibit 10.25 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.26	Amendment No. 1 to G. Wayne McAlister’s Employment Agreement, filed as Exhibit 10.01 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.27	Amendment No. 1 to Phillip B. Douglas’ Employment Agreement, filed as Exhibit 10.02 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.28	Amended and Restated Executive Employment Agreement for Chris A. Walker, filed as Exhibit 10.03 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.29	Employment Agreement with Grant B. Asay, filed as Exhibit 10.04 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.30	Amendment No. 1 to Grant B. Asay’s Employment Agreement, filed as Exhibit 10.05 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.31	Form of Transaction Bonus Agreement, filed as Exhibit 10.06 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.32	Employment Agreement with Catherine A. Conner, filed as Exhibit 10.32 to the LifeCare Holdings, Inc. Form 10-K report on March 31, 2009.

10.33	Amended and Restated Executive Employment Agreement with Grant B. Asay, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 10-Q report on November 13, 2009.

10.34	Amended and Restated Transaction Bonus Agreement with Grant B. Asay, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form 10-Q report on November 13, 2009.

10.35	Employment Agreement with Erik C. Pahl, filed as Exhibit 10.35 to the LifeCare Holdings, Inc. Form 10-K report on March 31, 2010.

10.36	Credit Agreement dated February 1, 2011 among LifeCare Holdings, Inc., a Delaware corporation, LCI Holdco, LLC, a Delaware limited liability company, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent for such lenders, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K report on February 7, 2011.

10.37	Security Agreement dated February 1, 2011 among LifeCare Holdings, Inc., a Delaware corporation, LCI Holdco, LLC, a Delaware limited liability company and the other Grantors (as therein defined), filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form 8-K report on February 7, 2011.

10.38	Form of Transaction Bonus Agreement for Erik C. Pahl

10.39	Separation Agreement for G. Wayne McAlister

10.40	Amendment No. 2 to Phillip B. Douglas’ Employment Agreement

10.41	Amended and Restated Transaction Bonus Agreement for Phillip B. Douglas

10.42	Non-Qualified Stock Option Agreement of LCI Holding Company, Inc. for Phillip B. Douglas

10.43	Restricted Stock Plan for Phillip B. Douglas

12	Statement re: Computation of Ratios.

21	Subsidiaries of LifeCare Holdings, Inc, filed as Exhibit 21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.