Form 10-Q
period 2011-03-31
LifeCare Holdings, Inc.
filed 2011-05-12
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number 333-133319

LIFECARE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0372090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5340 Legacy Drive Building 4 Suite 150 Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2011, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(In thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,301	$54,570
Accounts receivable, net of allowance for doubtful accounts of $11,263 and $11,293 respectively	70,959	67,275
Other current assets	6,930	5,975

Total current assets	92,190	127,820
Property and equipment, net	75,532	76,832
Other assets	22,668	8,763
Identifiable intangibles, net	15,440	15,440
Goodwill	248,342	248,342

	$454,172	$477,197

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,575	$1,931
Current installments of obligations under capital leases	678	838
Current installment of lease financing obligation	490	480
Estimated third party payor settlements	5,193	4,318
Accounts payable	26,407	25,452
Accrued payroll	3,321	6,480
Accrued vacation	5,443	4,658
Accrued interest	5,748	6,377
Accrued other	3,271	4,321
Income taxes payable	704	282

Total current liabilities	53,830	55,137
Long-term debt, excluding current installments	374,775	393,981
Obligations under capital leases, excluding current installments	295	425
Lease financing obligation, excluding current installments	19,432	19,558
Accrued insurance	4,472	4,032
Other noncurrent liabilities	16,449	15,544

Total liabilities	469,253	488,677

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(190,522)	(186,921)

Total stockholder’s deficit	(15,081)	(11,480)

	$454,172	$477,197

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Net patient service revenue	$94,919	$94,960

Salaries, wages, and benefits	44,400	41,501
Supplies	9,291	9,239
Rent	6,473	6,524
Other operating expenses	20,756	20,900
Provision for doubtful accounts	1,345	1,589
Loss on early extinguishment of debt	2,772	—
Depreciation and amortization	2,116	2,549
Interest expense, net	11,335	7,005

Total expenses	98,488	89,307

Operating income (loss)	(3,569)	5,653
Equity in income of joint venture	193	54

Income (loss) before income taxes	(3,376)	5,707
Provision for income taxes	225	175

Net income (loss)	$(3,601)	$5,532

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the three months ended March 31, 2011

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2010	$—	$175,441	$(186,921)	$(11,480)
Net loss	—	—	(3,601)	(3,601)

Balance, March 31, 2011	$—	$175,441	$(190,522)	$(15,081)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,601)	$5,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,451	3,118
Provision for doubtful accounts	1,345	1,589
Paid in kind interest	551	—
Equity compensation amortization	—	73
Loss on early extinguishment of debt	2,772	—
Equity in income of joint venture	(193)	(54)
Changes in operating assets and liabilities:
Accounts receivable	(5,029)	(3,368)
Current income taxes	422	184
Other current assets	(955)	(329)
Other assets	(164)	173
Estimated third party payor settlements	875	(1,722)
Accounts payable and accrued liabilities	(3,098)	(198)
Other liabilities	1,345	725

Net cash provided by (used in) operating activities	(2,279)	5,723

Cash flows from investing activities:
Purchases of property and equipment	(816)	(422)

Net cash used in investing activities	(816)	(422)

Cash flows from financing activities:
Deferred financing cost	(17,655)	—
Payments under the line of credit	(35,000)	—
Proceeds from long-term debt	257,500	—
Payments of long-term debt	(241,613)	(638)
Payments on obligations under capital leases	(290)	(280)
Payments on lease financing obligation	(116)	(107)

Net cash used in financing activities	(37,174)	(1,025)

Net increase (decrease) in cash and cash equivalents	(40,269)	4,276
Cash and cash equivalents, beginning of period	54,570	46,681

Cash and cash equivalents, end of period	$14,301	$50,957

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$10,683	$9,333
Net income taxes paid (received)	(197)	9
Investing activities:
Fixed asset adjustment on building value	—	369

See accompanying notes to condensed consolidated financial statements.

LifeCare Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

LifeCare Holdings, Inc. (the “Company”) is a wholly owned subsidiary of LCI Holdco, LLC (“Holdco”). Holdco is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”). Intermediate Holdco is a wholly owned subsidiary of LCI Holding Company, Inc. (“Holdings”), which is owned by an investor group that includes affiliates of The Carlyle Group and members of our senior management and board of directors. The investor group acquired Holdings pursuant to a merger that occurred on August 11, 2005, (the “Merger”).

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three months ended March 31, 2011 and 2010, are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2010 included in the Form 10-K we filed on March 30, 2011, with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as our company is managed as one operating segment. In calculating the fair value of the reporting unit, we use various assumptions including estimated cash flows and discount rates. If estimated future cash flows decline from the current amounts projected by management, an impairment charge may be recorded.

Income Taxes

For the three months ended March 31, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

We follow the threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for original tax returns filed for 2007 through 2010. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2011 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant. There were 450,000 options granted during the three months ended March 31, 2011 (see note 5).

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2011 condensed consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(3) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended March 31, 2011 and 2010, include an increase of $0.2 million and a decrease of $0.1 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. Approximately 59.8% and 61.5% of our total net patient service revenue for the three months ended March 31, 2011 and 2010, respectively, came from Medicare reimbursement.

(4) Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Current senior secured credit facility—term loan	$258,051	$—
Previous senior secured credit facility—term loan	—	241,613
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	—	35,000

Total long-term debt	377,350	395,912
Current installments of long-term debt	(2,575)	(1,931)

Long-term debt, excluding current installments	$374,775	$393,981

New Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our existing senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $1.5 million as of March 31, 2011. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

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

(5) Stock Options

At March 31, 2011, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments. For the three months ended March 31, 2011, there was no pre-tax compensation costs related to our stock-based compensation arrangements. Income from the three months ended March 31, 2010 includes $0.1 million of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2010	2,277,500	$2.50
Granted	450,000	2.50
Exercised	—	—
Forfeited	(1,000,000)	2.50
Expired	(2,500)	2.50

Balance at March 31, 2011	1,725,000	$2.50

At March 31, 2011, the weighted average remaining contractual life of outstanding options was 7.3 years. There were 1,039,250 stock options exercisable at March 31, 2011. At March 31, 2011, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 6.3 years and they had no intrinsic value. As of March 31, 2011, there was no unrecognized compensation costs related to stock options.

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

In connection with the appointment of our new chairman and chief executive officer, on March 3, 2011, a restricted stock award covering 100,000 shares of our common stock was granted. The grant-date per share fair value of these awards was nominal. The shares vest in three equal annual installments beginning on March 24, 2010. On March 17, 2011, we entered into a separation agreement with our previous chief executive officer, which stated that subject to receipt of the release of claims, all of his restricted stock awards would vest upon his last day of employment in June 2011.

As of March 31, 2011, there was no unrecognized compensation costs related to restricted stock awards.

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

(7) Commitments and Contingencies

We are currently defending ourselves against one Hurricane Katrina related lawsuit. We are vigorously defending ourselves in this lawsuit, however, we cannot predict the ultimate resolution of this matter. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million, which was paid by us in three equal installments, on July 1, 2009, March 31, 2010, and March 31, 2011.

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $258.1 million and $119.3 million, respectively, at March 31, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $259.7 million and $80.5 million, respectively, at March 31, 2011. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $241.6 million and $119.3 million, respectively, at December 31, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $233.8 million and $85.9 million, respectively, at December 31, 2010. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility had a carrying value of $35.0 million at December 31, 2010. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $34.5 million at December 31, 2010. This valuation is categorized as a Level 2 in the valuation hierarchy.

(9) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the three months ended at March 31, 2011 and 2010. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$14,300	$1	$—	$14,301
Accounts receivable, net of allowance for doubtful accounts	—	65,520	5,439	—	70,959
Due to/from related parties	23,291	(17,902)	(5,389)	—	—
Other current assets	—	6,259	671	—	6,930

Total current assets	23,291	68,177	722	—	92,190
Investment in subsidiaries	332,185	—	—	(332,185)	—
Property and equipment, net	—	54,353	21,179	—	75,532
Other assets	18,364	1,727	2,577	—	22,668
Identifiable intangibles, net	—	15,440	—	—	15,440
Goodwill	—	248,342	—	—	248,342

Total assets	$373,840	$388,039	$24,478	$(332,185)	$454,172

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,575	$—	$—	$—	$2,575
Current installments of obligations under capital leases	—	557	121	—	678
Current installments of lease financing obligation	—	—	490	—	490
Estimated third party payor settlements	—	2,707	2,486	—	5,193
Accounts payable	323	24,789	1,295	—	26,407
Accrued payroll	—	3,230	91	—	3,321
Accrured vacation	—	5,238	205	—	5,443
Accrued interest	5,748	—	—	—	5,748
Accrued other	—	3,083	188	—	3,271
Income taxes payable	—	710	(6)	—	704

Total current liabilities	8,646	40,314	4,870	—	53,830

Long-term debt, excluding current installments	374,775	—	—	—	374,775
Obligations under capital leases, excluding current installments	—	274	21	—	295
Lease financing obligation, excluding current installments	—	—	19,432	—	19,432
Accrued insurance	—	4,472	—	—	4,472
Other noncurrent liabilities	5,500	10,949	—	—	16,449

Total liabilities	388,921	56,009	24,323	—	469,253

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(190,522)	331,967	(12,425)	(319,542)	(190,522)

Total stockholder’s equity (deficit)	(15,081)	332,030	155	(332,185)	(15,081)

	$373,840	$388,039	$24,478	$(332,185)	$454,172

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals

Net patient service revenue	$—	$89,662	$5,257	$—	$94,919

Salaries, wages and benefits	3	42,397	2,000	—	44,400
Supplies	—	8,925	366	—	9,291
Rent	—	6,263	210	—	6,473
Other operating expenses	241	19,187	1,328	—	20,756
Provision for doubtful accounts	—	1,261	84	—	1,345
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Depreciation and amortization	—	1,797	319	—	2,116
Intercompany (income) expenses	1,098	(1,457)	359	—	—
Interest expense, net	10,945	(7)	397	—	11,335

Total expenses	15,059	78,366	5,063	—	98,488

Operating income (loss)	(15,059)	11,296	194	—	(3,569)
Earnings in investments in subsidiaries	(11,458)	—	—	11,458	—
Equity in income of joint venture	—	—	193	—	193

Income (loss) before income taxes	(3,601)	11,296	387	(11,458)	(3,376)
Provision for income taxes	—	225	—	—	225

Net income (loss)	$(3,601)	$11,071	$387	$(11,458)	$(3,601)

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,601)	$11,071	$387	$(11,458)	$(3,601)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,335	1,797	319	—	3,451
Provision for doubtful accounts	—	1,261	84	—	1,345
Paid in kind interest	551	—	—	—	551
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Equity in income of joint venture	—	—	(193)	—	(193)
Changes in operating assets and liabilities:
Accounts receivable	—	(5,120)	91	—	(5,029)
Current income taxes	203	219	—	—	422
Other current assets	—	(708)	(247)	—	(955)
Change in investments in subsidiaries	(11,458)	—	—	11,458	—
Other assets	—	(164)	—	—	(164)
Due to/from related parties	47,653	(46,825)	(828)	—	—
Estimated third party payor settlements	—	650	225	—	875
Accounts payable and accrued liabilities	(687)	(2,725)	314	—	(3,098)
Other noncurrent liabilities	—	1,345	—	—	1,345

Net cash provided by (used in) operating activities	36,768	(39,199)	152	—	(2,279)

Cash flows from investing activities:
Purchases of property and equipment	—	(812)	(4)	—	(816)

Net cash used in investing activities	—	(812)	(4)	—	(816)

Cash flows from financing activities:
Deferred financing costs	(17,655)	—	—	—	(17,655)
Payments under the line of credit	(35,000)	—	—	—	(35,000)
Proceeds from long-term debt	257,500	—	—	—	257,500
Payments of long-term debt	(241,613)	—	—	—	(241,613)
Payments on obligations under capital leases	—	(258)	(32)	—	(290)
Payments on lease financing obligation	—	—	(116)	—	(116)

Net cash used in financing activities	(36,768)	(258)	(148)	—	(37,174)

Net decrease in cash and cash equivalents	—	(40,269)	—	—	(40,269)
Cash and cash equivalents, beginning of period	—	54,569	1	—	54,570

Cash and cash equivalents, end of period	$—	$14,300	$1	$—	$14,301

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of March 31, 2011, we operated 20 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 12 freestanding facilities (73% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,057 licensed beds and employ approximately 3,300 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Regulatory Changes

Approximately 59.8% and 61.5% of our total net patient service revenue for the three months ended March 31, 2011 and 2010, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2011 Proposed Rule

On May 5, 2011, the Centers for Medicare & Medicaid Services (“CMS”) published their proposed annual payment update for LTAC hospitals for the 2012 rate year, which will be effective for all discharges on or after October 1, 2011 (the “2011 Proposed Rule”). The proposed rule includes a net increase in the standard federal rate of $483 to $40,083, or 1.22%, which is based on a market basket update of 2.8% less a 0.28% area wage level budget neutrality factor and the two adjustments required by the Patient Protection and Affordable Care Act: the multifactor productivity (“MFP”) adjustment of 1.2% and statutory payment rate reduction of 0.1%. The proposed rule also includes an increase in the high-cost outlier fixed-loss amount to $19,270 from $18,785. Additionally, the proposed rule includes updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”). CMS has estimated that the proposed changes outlined above for the 2012 rate year, taken as a whole, will result in an increase of 1.9% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this proposed rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The proposed rule also establishes a new quality reporting program for LTAC hospitals in accordance with provisions of the Affordable Care Act and clarifies CMS’ position that Medicare Advantage (“MA”) days, along with traditional Medicare fee-for-service program days, are to be included in the determination of whether an LTAC hospital meets the greater than 25 day average length of stay requirement. Furthermore, the proposed rule extends the application of the LTAC bed moratorium to LTAC hospitals developed under exceptions to the LTAC facility moratorium and proposes a rebasing of the market basket used by LTCH hospitals.

The 2010 Final Rule

On July 30, 2010, CMS published their annual payment update for LTAC hospitals for the 2011 rate year, which became effective for all discharges on or after October 1, 2010 (the “2010 Final Rule”). The 2010 Final Rule included a net decrease in the standard federal rate of $195, or 0.5%, to $39,600, which was based on a market basket update of 2.5% less an adjustment of 0.5% as required by the Patient Protection and Affordable Care Act (“PPACA”) of 2010, discussed below, and less an adjustment of 2.5% to account for changes in documentation and coding practices. The 2010 Final Rule also included an increase in the high-cost outlier fixed-loss amount to $18,785 from $18,615. Additionally, the 2010 Final Rule included updates to the weighting of MS-LTC-DRGs, which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS also estimated that the changes for the 2011 rate year, taken as a whole, including changes to the area wage adjustments for the 2011 rate year, an increase in high-cost outlier payments and an increase in short-stay outlier payments, would result in an increase of 0.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2010 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

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

The 2009 Final Rule

On July 31, 2009, CMS issued its final annual payment update for LTAC hospitals for the 2010 rate year, which became effective for all discharges on or after October 1, 2009 (the “2009 Final Rule”). The 2009 Final Rule included a net increase in the standard federal rate of $783 to $39,897, or 2.0%, which was based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The 2009 Final Rule also included a decrease in the high-cost outlier fixed-loss amount to $18,425 from $22,960. Additionally, the 2009 Final Rule included updates to the weighting of MS-LTC-DRGs, which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS estimated that the changes for the 2010 rate year, taken as a whole, will result in an increase of 3.3% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this rule depending upon their Medicare patient population and changes to their specific standard federal rate due to geographical location.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 59.8% and 61.5% of total net patient service revenue for the three months ended March 31, 2011 and 2010, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTAC hospital PPS are subject to review by the regulatory authorities, including enhanced medical necessity reviews pursuant to SCHIP Extension Act and the Recovery Audit Contractor (“RAC”) program pursuant to the Tax Relief and Health Care Act of 2006. These reviews primarily focus on the accuracy of the MS-LTC-DRG assigned to each discharged patient and normally occur after the completion of the billing process.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2010 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Goodwill

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net patient service revenue	$94,919	$94,960

Salaries, wages, and benefits	44,400	41,501
Supplies	9,291	9,239
Rent	6,473	6,524
Other operating expenses	20,756	20,900
Provision for doubtful accounts	1,345	1,589
Loss on early extinguishment of debt	2,772	—
Depreciation and amortization	2,116	2,549
Interest expense, net	11,335	7,005

Total expenses	98,488	89,307

Operating income (loss)	(3,569)	5,653
Equity in income of joint venture	193	54

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income (loss) before income taxes	(3,376)	5,707
Provision for income taxes	225	175

Net income (loss)	$(3,601)	$5,532

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Number of hospitals within hospitals (end of period)	8	8
Number of freestanding hospitals (end of period)	12	11
Number of total hospitals (end of period)	20	19
Licensed beds (end of period) (1)	1,057	1,059
Average licensed beds (1)	1,057	1,059
Admissions	2,108	2,090
Patient days	60,035	59,252
Occupancy rate	63.1%	62.2%
Percent net patient service revenue from Medicare	59.8%	61.5%
Percent net patient service revenue from commercial payors and Medicaid (2)	40.2%	38.5%
Net patient service revenue per patient day	$1,581	$1,603

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than two percent for each of the periods presented.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenues

Our net patient service revenue of $94.9 million for the three months ended March 31, 2011, is in line with the comparable period in 2010. Patient days in the 2011 period were 783, or 1.3%, greater than the same period in 2010, while admissions were 18, or 0.9%, more than the same period in 2010. The increase in patient days contributed to a favorable variance of $1.3 million in net patient service revenue in the 2011 period; however, this amount was mitigated by a $22 decrease in net patient service revenue per patient day which was the result of a marginal increase in the length of stay for Medicare patients during the 2011 period as compared to the 2010 period.

Total Expenses

Total expenses increased by $9.2 million to $98.5 million for the three months ended March 31, 2011 as compared to $89.3 million for the same period in 2010. This increase was primarily attributable to an increase of $4.3 million in net interest expense due to the higher margin rate associated with the new senior secured credit agreement, and a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during the period. There was also a $2.9 million increase in salaries, wages and benefits primarily related to the increase in patient days during the period, the fixed staffing costs associated with our new hospital campus in Pittsburgh, higher group health benefit expenses during the period and annual inflationary increases.

Income Tax Expense

For the three months ended March 31, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we completed a refinancing of our previous senior secured credit facility with a new senior secured credit facility that consisted of an initial $257.5 million senior secured term loan and a new $30.0 million senior secured revolving credit facility on February 1, 2011 (the “Credit Agreement”). The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility and revolving credit facility and the fees and expenses associated with the new Credit Agreement.

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

At March 31, 2011, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a term loan facility in an outstanding principal amount of $258.1 million, which matures on February 1, 2016, and (ii) a $30.0 million revolving credit facility, subject to availability, of which none was outstanding, including sub-facilities for letters of credit, of which $1.5 million was outstanding, which matures on February 1, 2015. Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit. We also had capital lease obligations of $1.0 million with varying maturities. The full amount available under the term loan facility was used in connection with the February 1, 2011 refinancing.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At March 31, 2011, the interest rate applicable to the $258.1 million outstanding under our term loan facility was 13.56%.

The applicable margin percentages for the revolving loans are initially 6.75% for alternate base loans and 7.75% for loans that are based on the LIBOR rate, subject to quarterly adjustment (commencing with delivery of our financial statements for the first quarter ending March 31, 2011) based on our leverage ratio (as defined in the Credit Agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay an initial commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment commencing with delivery of our financial statements for the fiscal quarter ending March 31, 2011, based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

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

We believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under the revolving portion of our senior secured credit facilities will be sufficient to finance our operations, and meet our scheduled debt service requirements for at least the next twelve months, absent an acceleration of repayment due to an event of default as discussed in the previous paragraph.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $4.6 million during the remainder of 2011 based on our current plans of ongoing capital maintenance expenditure requirements at our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010
Operating activities	$(2,279)	$5,723
Investing activities	(816)	(422)
Financing activities	(37,174)	(1,025)

For the three months ended March 31, 2011, operating activities used $2.3 million of cash as compared to providing $5.7 million in cash for the comparable period in 2010. For the three-months ended March 31, 2011, we had a net loss of $3.6 million as compared to net income of $5.5 million for the same period in 2010.

Accounts receivable increased by $5.0 million for the three months ended March 31, 2011 as compared to an increase of $3.4 million for the same period during 2010. Days of net patient service revenue in accounts receivable at March 31, 2011 had decreased to 66.7 as compared to 70.6 at December 31, 2010. Estimated third party payor settlements provided cash of $0.9 million as compared to a net use of cash of $1.7 million for the three months ended March 31, 2010. The use of cash during the 2010 period was principally due to the repayment to Medicare of amounts received as interim payments during 2009 in excess of revenues ultimately recognized.

Cash used in investing activities was $0.8 million for the three months ended March 31, 2011 as compared to $0.4 million in 2010. Cash used in investing activities during the 2011 and 2010 periods were principally for recurring maintenance capital expenditures.

Cash used by financing activities for the three months ended March 31, 2011 was $37.2 million as compared to $1.0 million for the same period in 2010. The three months ended March 31, 2011 included proceeds of $257.5 million from the new senior secured credit facility, offset by outflows to pay down the previous senior secured credit facility, consisting of $241.6 million in term debt and $35.0 million for the outstanding balance under the revolving line of credit. There were also payments of $17.7 million in deferred financing cost associated with the debt refinance.

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

•	development or acquisition of new facilities may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	the failure to comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity;

•	changes in government reimbursement for our services may have an adverse effect on our future revenues and profitability including, for example, the changes described under “Regulatory Changes”;

•	healthcare reform may have an adverse effect on our future revenues and profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our revenues and profitability;

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2011, we had $258.1 million in senior term loans outstanding and a borrowing availability of $28.5 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4: CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently defending ourselves against one Hurricane Katrina related lawsuit. We are vigorously defending ourselves in this lawsuit, however, we cannot predict the ultimate resolution of this matter. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they will continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million, which was paid by us in three equal installments, on July 1, 2009, March 31, 2010, and March 31, 2011.

ITEM 1A: RISK FACTORS

No changes.

ITEM 6: EXHIBITS

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeCare Holdings, Inc.

By:	/S/ Phillip B. Douglas
Phillip B. Douglas
Chief Executive Officer

By:	/S/ CHRIS A. WALKER
Chris A. Walker
Chief Financial Officer

Dated: May 12, 2011

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