Form 10-Q
period 2011-06-30
LifeCare Holdings, Inc.
filed 2011-08-12
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of August 12, 2011, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(In thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$19,922	$54,570
Accounts receivable, net of allowance for doubtful accounts of $9,915 and $11,293, respectively	70,009	67,275
Other current assets	6,599	5,975

Total current assets	96,530	127,820
Property and equipment, net	74,586	76,832
Other assets, net	21,093	8,763
Identifiable intangibles, net	15,440	15,440
Goodwill	248,342	248,342

	$455,991	$477,197

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$2,575	$1,931
Current installments of obligations under capital leases	596	838
Current installment of lease financing obligation	499	480
Estimated third party payor settlements	3,073	4,318
Accounts payable	24,947	25,452
Accrued payroll	5,669	6,480
Accrued vacation	5,815	4,658
Accrued interest	8,938	6,377
Accrued other	4,788	4,321
Income taxes payable	383	282

Total current liabilities	57,283	55,137
Long-term debt, excluding current installments	377,561	393,981
Obligations under capital leases, excluding current installments	55	425
Lease financing obligation, excluding current installments	19,303	19,558
Accrued insurance	4,754	4,032
Other noncurrent liabilities	16,747	15,544

Total liabilities	475,703	488,677

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(195,153)	(186,921)

Total stockholder’s deficit	(19,712)	(11,480)

	$455,991	$477,197

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010
Net patient service revenue	$95,992	$90,633	$190,911	$185,593

Salaries, wages and benefits	45,014	42,669	89,414	84,170
Supplies	9,524	9,313	18,814	18,552
Rent	6,720	6,396	13,193	12,923
Other operating expenses	22,184	20,239	42,941	41,136
Provision for doubtful accounts	1,241	1,829	2,586	3,418
Loss on early extinguishment of debt	—	—	2,772	—
Depreciation and amortization	2,058	2,537	4,174	5,086
Interest expense, net	13,939	7,089	25,275	14,094

Total expenses	100,680	90,072	199,169	179,379

Operating income (loss)	(4,688)	561	(8,258)	6,214
Equity in income of joint venture	283	356	476	410

Income (loss) before income taxes	(4,405)	917	(7,782)	6,624
Provision for income taxes	225	225	450	400

Net income (loss)	$(4,630)	$692	$(8,232)	$6,224

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the six months ended June 30, 2011

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2010	$—	$175,441	$(186,921)	$(11,480)
Net loss	—	—	(8,232)	(8,232)

Balance, June 30, 2011	$—	$175,441	$(195,153)	$(19,712)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(8,232)	$6,224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization (including amortization of debt issuance cost)	7,348	6,235
Provision for doubtful accounts	2,586	3,418
Paid in kind interest	3,980	—
Equity compensation amortization	—	147
Loss on early extinguishment of debt	2,772	—
Equity in income of joint venture	(476)	(410)
Changes in operating assets and liabilities:
Accounts receivable	(5,320)	(2,830)
Income taxes	101	(275)
Other current assets	(624)	133
Other assets	85	334
Estimated third party payor settlements	(1,245)	(5,130)
Accounts payable and accrued expenses	2,869	(4,710)
Other noncurrent liabilities	1,925	4,020

Net cash provided by operating activities	5,769	7,156

Cash flows from investing activities:
Purchases of property and equipment	(1,928)	(1,355)

Net cash used in investing activities	(1,928)	(1,355)

Cash flows from financing activities:
Deferred financing cost	(17,885)	—
Payments under the line of credit	(35,000)	—
Proceeds from long-term debt	257,500	—
Payments of long-term debt	(242,256)	(1,275)
Payments on obligations under capital leases	(612)	(583)
Payments on lease financing obligation	(236)	(218)

Net cash used in financing activities	(38,489)	(2,076)

Net increase (decrease) in cash and cash equivalents	(34,648)	3,725
Cash and cash equivalents, beginning of period	54,570	46,681

Cash and cash equivalents, end of period	$19,922	$50,406

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$19,652	$13,195
Net income taxes paid	349	676
Noncash:
Equipment purchased through capital lease financing	—	599

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2010 included in the Form 10-K we filed on March 30, 2011 with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although we believe the disclosure is adequate to make the information presented not misleading.

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

Income Taxes

For the six months ended June 30, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2011 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant. There were 450,000 options granted during the six months ended June 30, 2011 (see note 6).

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2011 condensed consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(3) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and six months ended June 30, 2011 included increases of $0.1 million and $0.1 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to decreases of $3.5 million and $3.6 million for the three and six months ended June 30, 2010, respectively. Approximately 59.8% and 58.6% of our total net patient service revenue for the six months ended June 30, 2011 and 2010, respectively, came from Medicare reimbursement.

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

(5) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Current senior secured credit facility—term loan	$260,837	$—
Previous senior secured credit facility—term loan	—	241,613
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	—	35,000

Total long-term debt	380,136	395,912
Current installments of long-term debt	(2,575)	(1,931)

Long-term debt, excluding current installments	$377,561	$393,981

New Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our existing senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $1.5 million as of June 30, 2011. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. The lenders are not required to provide such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations specified in the Credit Agreement, including the consent of the lenders holding a majority of outstanding loans and undrawn commitments. See note 10 discussing the utilization of this right subsequent to June 30, 2011.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At June 30, 2011 and December 31, 2010, the interest rate applicable to the outstanding amounts under our term loan facility was 13.48% and 4.54%, respectively.

The applicable margin percentage is initially 6.75% for revolving loans that are alternate base loans and 7.75% for revolving loans that are based on the LIBOR rate, subject to quarterly adjustments based on our leverage ratio (as defined in the new senior secured credit agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay an initial commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

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

(6) Stock Options

At June 30, 2011, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

For the three months and six months ended June 30, 2011, there was no pre-tax compensation costs related to our stock-based compensation arrangements. Income for the three months and six months ended June 30, 2010 includes $0.1 million and $0.1 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2010	2,277,500	$2.50
Granted	450,000	2.50
Exercised	—	—
Forfeited	(1,000,000)	2.50
Expired	(2,500)	2.50

Balance at June 30, 2011	1,725,000	$2.50

At June 30, 2011, the weighted average remaining contractual life of outstanding options was 7.1 years. There were 1.0 million stock options exercisable at June 30, 2011. At June 30, 2011, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 6.0 years and they had no intrinsic value. As of June 30, 2011, there was no unrecognized compensation costs related to stock options.

Restricted Stock Awards

In connection with the appointment of our new chairman and chief executive officer, on March 3, 2011, a restricted stock award covering 100,000 shares of our common stock was granted. There was determined to be no grant-date per share fair value for these awards. The shares vest in three equal annual installments beginning on March 24, 2010. On March 17, 2011, we entered into a separation agreement with our previous chief executive officer, which stated that subject to receipt of the release of claims, all of his restricted stock awards would vest upon his last day of employment in June 2011.

As of June 30, 2011, there was no unrecognized compensation costs related to restricted stock awards.

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

(8) Commitments and Contingencies

All claims raised in connection with Hurricane Katrina have been settled with no significant impact to us, except as follows. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they would continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million, which was paid by us in three equal installments, on July 1, 2009, March 31, 2010, and March 31, 2011.

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $260.8 million and $119.3 million, respectively, at June 30, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $264.7 million and $98.1 million, respectively, at June 30, 2011. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $241.6 million and $119.3 million, respectively, at December 31, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $233.8 million and $85.9 million, respectively, at December 31, 2010. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility had a carrying value of $35.0 million at December 31, 2010. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $34.5 million at December 31, 2010. This valuation is categorized as a Level 2 in the valuation hierarchy.

(10) Acquisition

On August 1, 2011, we purchased five long-term acute care hospitals (the “Facilities”), which operate at seven locations, from HealthSouth Corporation and certain affiliates of HealthSouth Corporation (collectively, the “Sellers”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). According to the Purchase Agreement, we acquired substantially all of the non-real estate assets (excluding accounts receivable and certain other components of working capital) in exchange for a cash purchase price of approximately $42.5 million less the value of working capital associated with the Facilities. We financed the acquisition with a combination of an incremental term loan from our existing senior secured credit facility and cash on hand. In addition, Health Care REIT, Inc. purchased the real estate assets associated with four of these Facilities from the Sellers for $75.0 million. We simultaneously entered into a lease with Health Care REIT, Inc. for these properties as discussed below.

On May 17, 2011, we entered into an amendment, (the “Incremental Amendment”), to our current credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., the lenders party thereto, and the other agents named therein. The Incremental Amendment provided for an additional $47.2 million in new senior secured term loans. Proceeds were restricted to (i) payment of consideration for the acquisition of the Facilities, (ii) payment of fees and expenses in connection with the acquisition of the Facilities and (iii) working capital purposes of the Company and its subsidiaries. The new senior secured term loans have the same terms as the outstanding senior secured term loans, including with respect to interest rate, amortization, maturity date and optional and mandatory prepayments. On August 1, 2011, in connection with the completion of the acquisition and the funding of the additional term loan proceeds, we paid a consent fee of $1.4 million to the lenders under the Credit Agreement for consenting to the Incremental Amendment.

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which includes the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon the Health Care REIT, Inc.’s investment amount allocated to the hospitals multiplied by the greater of (i) the trading yield on the 10-year United States Treasury Note as of August 1, 2011 plus 5.0% or (ii) 9.71%, and is subject to an annual inflation adjustment. The Second Amended and Restated Lease is an “absolute net lease.” In addition, we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of Parent’s common stock on August 1, 2011, with an exercise price of $0.01 per share.

The Purchase Agreement includes customary representations, warranties and covenants. Under the Purchase Agreement, the Sellers have agreed, subject to certain exceptions, that they will not compete with our business for four (4) years following the closing by owning or having any other interest in long-term acute care hospitals within a 50 mile radius of any of the Facilities, and we have agreed not to convert any of the Facilities from long-term acute care hospitals to inpatient rehabilitation facilities for a period of four (4) years after closing. Subject to certain limitations and exceptions, the Sellers have agreed to indemnify us in respect of breaches of representations, warranties and covenants of the Sellers in the Purchase Agreement and liabilities that are not assumed us, and we have agreed to indemnify the Sellers in respect of breaches of representations, warranties and covenants of the Company in the Purchase Agreement and liabilities assumed us. We have agreed to guaranty our obligations under the Purchase Agreement and HealthSouth Corporation has agreed to guaranty the obligations of the Sellers under the Purchase Agreement.

The information for the proforma results of operation of the combined facilities and the assets acquired and liabilities assumed are not yet available for presentation. We will provide the required information, when available, in the Form 8-K.

The results of operations of the Facilities will be included in our consolidated results of operations beginning August 1, 2011. The assets acquired and liabilities assumed of the Facilities will be recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of the Facilities (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price will be determined based upon analysis to be performed, which is expected to be completed no later than July 31, 2012. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, and market diversification. No goodwill associated with this transaction is deductible for income tax purposes.

(11) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the three and six months ended at June 30, 2011 and 2010. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$19,921	$1	$—	$19,922
Accounts receivable, net of allowance for doubtful accounts	—	65,858	4,151	—	70,009
Due to/from related parties	16,653	(12,471)	(4,182)	—	—
Other current assets	—	5,888	711	—	6,599

Total current assets	16,653	79,196	681	—	96,530
Investment in subsidiaries	341,563	—	—	(341,563)	—
Property and equipment, net	—	53,688	20,898	—	74,586
Other assets, net	16,752	1,482	2,859	—	21,093
Identifiable intangibles, net	—	15,440	—	—	15,440
Goodwill	—	248,342	—	—	248,342

Total assets	$374,968	$398,148	$24,438	$(341,563)	$455,991

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$2,575	$—	$—	$—	$2,575
Current installments of obligations under capital leases	—	511	85	—	596
Current installments of lease financing obligation	—	—	499	—	499
Estimated third party payor settlements	—	257	2,816	—	3,073
Accounts payable	106	23,833	1,008	—	24,947
Accrued payroll	—	5,429	240	—	5,669
Accrued vacation	—	5,604	211	—	5,815
Accrued interest	8,938	—	—	—	8,938
Accrued other	—	4,639	149	—	4,788
Income taxes payable	—	389	(6)	—	383

Total current liabilities	11,619	40,662	5,002	—	57,283

Long-term debt, excluding current installments	377,561	—	—	—	377,561
Obligations under capital leases, excluding current installments	—	44	11	—	55
Lease financing obligation, excluding current installments	—	—	19,303	—	19,303
Accrued insurance	—	4,754	—	—	4,754
Other noncurrent liabilities	5,500	11,247	—	—	16,747

Total liabilities	394,680	56,707	24,316	—	475,703

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(195,153)	341,378	(12,458)	(328,920)	(195,153)

Total stockholder’s equity (deficit)	(19,712)	341,441	122	(341,563)	(19,712)

	$374,968	$398,148	$24,438	$(341,563)	$455,991

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals

Net patient service revenue	$—	$91,059	$4,933	$—	$95,992

Salaries, wages and benefits	3	42,907	2,104	—	45,014
Supplies	—	9,133	391	—	9,524
Rent	—	6,489	231	—	6,720
Other operating expenses	131	20,895	1,158	—	22,184
Provision for doubtful accounts	—	1,162	79	—	1,241
Depreciation and amortization	—	1,752	306	—	2,058
Intercompany (income) expenses	570	(902)	332	—	—
Interest expense, net	13,546	(14)	407	—	13,939

Total expenses	14,250	81,422	5,008	—	100,680

Operating income (loss)	(14,250)	9,637	(75)	—	(4,688)
Earnings in investments in subsidiaries	(9,620)	—	—	9,620	—
Equity in income of joint venture	—	—	283	—	283

Income (loss) before income taxes	(4,630)	9,637	208	(9,620)	(4,405)
Provision for income taxes	—	225	—	—	225

Net income (loss)	$(4,630)	$9,412	$208	$(9,620)	$(4,630)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals

Net patient service revenue	$—	$180,721	$10,190	$—	$190,911

Salaries, wages and benefits	6	85,304	4,104	—	89,414
Supplies	—	18,057	757	—	18,814
Rent	—	12,752	441	—	13,193
Other operating expenses	373	40,082	2,486	—	42,941
Provision for doubtful accounts	—	2,423	163	—	2,586
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Depreciation and amortization	—	3,549	625	—	4,174
Intercompany (income) expenses	1,668	(2,359)	691	—	—
Interest expense, net	24,491	(20)	804	—	25,275

Total expenses	29,310	159,788	10,071	—	199,169

Operating income (loss)	(29,310)	20,933	119	—	(8,258)
Earnings in investments in subsidiaries	(21,078)	—	—	21,078	—
Equity in income of joint venture	—	—	476	—	476

Income (loss) before income taxes	(8,232)	20,933	595	(21,078)	(7,782)
Provision for income taxes	—	450	—	—	450

Net income (loss)	$(8,232)	$20,483	$595	$(21,078)	$(8,232)

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,232)	$20,483	$595	$(21,078)	$(8,232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	3,175	4,173	—	—	7,348
Provision for doubtful accounts	—	2,423	163	—	2,586
Paid in kind interest	3,980	—	—	—	3,980
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Equity in income of joint venture	—	—	(476)	—	(476)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,620)	1,300	—	(5,320)
Income taxes	—	101	—	—	101
Other current assets	—	(337)	(287)	—	(624)
Change in investments in subsidiaries	(21,078)	—	—	21,078	—
Other assets	—	85	—	—	85
Due to/from related parties	54,733	(52,456)	(2,277)	—	—
Estimated third party payor settlements	—	(1,801)	556	—	(1,245)
Accounts payable and accrued liabilities	2,291	434	144	—	2,869
Other noncurrent liabilities	—	1,925	—	—	1,925

Net cash provided by (used in) operating activities	37,641	(31,590)	(282)	—	5,769

Cash flows from investing activities:
Purchases of property and equipment	—	(2,524)	596	—	(1,928)

Net cash used in investing activities	—	(2,524)	596	—	(1,928)

Cash flows from financing activities:
Deferred financing costs	(17,885)	—	—	—	(17,885)
Payments under the line of credit	(35,000)	—	—	—	(35,000)
Proceeds from long-term debt	257,500	—	—	—	257,500
Payments of long-term debt	(242,256)	—	—	—	(242,256)
Payments on obligations under capital leases	—	(534)	(78)	—	(612)
Payments on lease financing obligation	—	—	(236)	—	(236)

Net cash used in financing activities	(37,641)	(534)	(314)	—	(38,489)

Net decrease in cash and cash equivalents	—	(34,648)	—	—	(34,648)
Cash and cash equivalents, beginning of period	—	54,569	1	—	54,570

Cash and cash equivalents, end of period	$—	$19,921	$1	$—	$19,922

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of June 30, 2011, we operated 20 hospitals located in nine states, consisting of eight “hospital within a hospital” facilities (27% of beds) and 12 freestanding facilities (73% of beds). Through these 20 long-term acute care hospitals, we operate a total of 1,057 licensed beds and employ approximately 3,400 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

On August 1, 2011, we purchased five long-term acute care hospitals (the “Facilities”), which operate at seven locations, from HealthSouth Corporation and certain affiliates of HealthSouth Corporation (collectively, the “Sellers”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). According to the Purchase Agreement, we acquired substantially all of the non-real estate assets (excluding accounts receivable and certain other components of working capital) in exchange for a cash purchase price of approximately $42.5 million less the value of working capital associated with the Facilities. We financed the acquisition with a combination of an incremental term loan from our existing senior secured credit facility and cash on hand. In addition, Health Care REIT, Inc. purchased the real estate assets associated with four of these Facilities from the Sellers for $75.0 million. We simultaneously entered into a lease with Health Care REIT, Inc. for these properties as discussed below.

On May 17, 2011, we entered into an amendment, (the “Incremental Amendment”), to our current credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., the lenders party thereto, and the other agents named therein. The Incremental Amendment provided for an additional $47.2 million in new senior secured term loans. Proceeds were restricted to (i) payment of consideration for the acquisition of the Facilities, (ii) payment of fees and expenses in connection with the acquisition of the Facilities and (iii) working capital purposes of the Company and its subsidiaries. The new senior secured term loans have the same terms as the outstanding senior secured term loans, including with respect to interest rate, amortization, maturity date and optional and mandatory prepayments. On August 1, 2011, in connection with the completion of the acquisition and the funding of the additional term loan proceeds, we paid a consent fee of $1.4 million to the lenders under the Credit Agreement for consenting to the Incremental Amendment.

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which includes the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon the Health Care REIT, Inc.’s investment amount allocated to the hospitals multiplied by the greater of (i) the trading yield on the 10-year United States Treasury Note as of August 1, 2011 plus 5.0% or (ii) 9.71%, and is subject to an annual inflation adjustment. The

Second Amended and Restated Lease is an “absolute net lease.” In addition, we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of Parent’s common stock on August 1, 2011, with an exercise price of $0.01 per share.

The Purchase Agreement includes customary representations, warranties and covenants. Under the Purchase Agreement, the Sellers have agreed, subject to certain exceptions, that they will not compete with our business for four (4) years following the closing by owning or having any other interest in long-term acute care hospitals within a 50 mile radius of any of the Facilities, and we have agreed not to convert any of the Facilities from long-term acute care hospitals to inpatient rehabilitation facilities for a period of four (4) years after closing. Subject to certain limitations and exceptions, the Sellers have agreed to indemnify us in respect of breaches of representations, warranties and covenants of the Sellers in the Purchase Agreement and liabilities that are not assumed us, and we have agreed to indemnify the Sellers in respect of breaches of representations, warranties and covenants of the Company in the Purchase Agreement and liabilities assumed us. We have agreed to guaranty our obligations under the Purchase Agreement and HealthSouth Corporation has agreed to guaranty the obligations of the Sellers under the Purchase Agreement.

The information for the proforma results of operation of the combined facilities and the assets acquired and liabilities assumed are not yet available for presentation. We will provide the required information, when available, in the Form 8-K.

The results of operations of the Facilities will be included in our consolidated results of operations beginning August 1, 2011. The assets acquired and liabilities assumed of the Facilities will be recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of the Facilities (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price will be determined based upon analysis to be performed, which is expected to be completed no later than July 31, 2012. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, and market diversification. No goodwill associated with this transaction is deductible for income tax purposes.

Upon the completion of the acquisition, we operated 27 hospitals located in ten states.

Regulatory Changes

Approximately 59.8% and 58.6% of our total net patient service revenue for the six months ended June 30, 2011 and 2010, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2011 Final Rule

On August 1, 2011, the Centers for Medicare & Medicaid Services (“CMS”) published their annual payment update for LTAC hospitals for the 2012 rate year, which will become effective for all discharges on or after October 1, 2011 (the “2011 Final Rule”). The 2011 Final Rule includes a net increase in the standard federal rate of $623 to $40,222, or 1.6%, which is based on a market basket update of 2.9% less a 0.22% area wage level budget neutrality factor and the two adjustments required by the Patient Protection and Affordable Care Act: the multifactor productivity (“MFP”) adjustment of 1.0% and statutory payment rate reduction of 0.1%. The 2011 Final Rule also includes a decrease in the high-cost outlier fixed-loss amount to $17,931 from $18,785. Additionally, the 2011 Final Rule includes updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”). CMS has estimated that the changes outlined above for the 2012 rate year, taken as a whole, will result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2011 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The 2011 Final Rule also establishes a new quality reporting program for LTAC hospitals in accordance with provisions of the Affordable Care Act and clarifies CMS’ position that Medicare Advantage (“MA”) days, along with traditional Medicare fee-for-service program days, are to be included in the determination of whether an LTAC hospital meets the greater than 25 day average length of stay requirement. Furthermore, the 2011 Final Rule extends the application of the LTAC bed moratorium to LTAC hospitals developed under exceptions to the LTAC facility moratorium and proposes a rebasing of the market basket used by LTCH hospitals.

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

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updated the rate year 2010 LTAC- Prospective Payment System (“PPS”) payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which was based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 59.8% and 58.6% of total net patient service revenue for the six months ended June 30, 2011 and 2010, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

Laws and regulations governing provider reimbursement pursuant to the Medicare program are complex and subject to interpretation. The Medicare reimbursement amounts reported in our financial statements are based upon estimates and, as such, are subject to adjustment until such time as our billings and cost reports are filed and settled with the appropriate regulatory authorities. Federal regulations require that providers participating in the Medicare program submit annual cost reports associated with services provided to program beneficiaries. In addition, payments under LTAC hospital PPS are subject to review by the regulatory authorities, including enhanced medical necessity reviews pursuant to the SCHIP Extension Act and the Recovery Audit Contractor (“RAC”) program pursuant to the Tax Relief and Health Care Act of 2006. These reviews primarily focus on the accuracy of the MS-LTC-DRG assigned to each discharged patient and normally occur after the completion of the billing process.

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

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Goodwill

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net patient service revenue	$95,992	$90,633	$190,911	$185,593
Salaries, wages and benefits	45,014	42,669	89,414	84,170
Supplies	9,524	9,313	18,814	18,552
Rent	6,720	6,396	13,193	12,923
Other operating expenses	22,184	20,239	42,941	41,136
Provision for doubtful accounts	1,241	1,829	2,586	3,418
Loss on early extinguishment of debt	—	—	2,772	—
Depreciation and amortization	2,058	2,537	4,174	5,086
Interest expense, net	13,939	7,089	25,275	14,094

Total expenses	100,680	90,072	199,169	179,379

Operating income (loss)	(4,688)	561	(8,258)	6,214
Equity in income of joint venture	283	356	476	410

Income (loss) before income taxes	(4,405)	917	(7,782)	6,624
Provision for income taxes	225	225	450	400

Net income (loss)	$(4,630)	$692	$(8,232)	$6,224

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Number of hospitals within hospitals (end of period)	8	8	8	8
Number of freestanding hospitals (end of period)	12	11	12	11
Number of total hospitals (end of period)	20	19	20	19
Licensed beds (end of period)	1,057	1,057	1,057	1,057
Average licensed beds (1)	1,057	1,058	1,057	1,058
Admissions	2,028	2,000	4,136	4,090
Patient days	59,859	57,996	119,894	117,248
Occupancy rate	62.2%	60.2%	62.7%	61.2%
Percent net patient service revenue from Medicare	59.7%	56.0%	59.8%	58.6%
Percent net patient service revenue from commercial payors and Medicaid (2)	40.3%	44.0%	40.2%	41.4%
Net patient service revenue per patient day	$1,604	$1,563	$1,592	$1,583

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.

(2)	The percentage of net patient service revenue from Medicaid is less than three percent for each of the periods presented.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Revenues

Our net patient service revenue of $96.0 million for the three months ended June 30, 2011, increased $5.4 million, or 5.9%, from $90.6 million in the comparable period in 2010. Patient days in the 2011 period were 1,863, or 3.2%, greater than the same period in 2010, while admissions were 28, or 1.4%, more than the same period in 2010.

The increase in net patient service revenue of $5.4 million during the 2011 period was attributable to a favorable variance of $3.1 million as the result of the increase in patient days and a net increase of $3.4 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $1.1 million attributable to a decrease in net patient service revenue on a per patient day basis. During the three months ended June 30, 2011 and 2010, we recorded reductions in net patient service revenue of $0.1 million and $3.5 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

During the three months ended June 30, 2011 and 2010, our net patient service revenue per patient day was $1,604 and $1,563, respectively. However, exclusive of the cost report reimbursement adjustments, net patient service revenue per patient day for the three months ended June 30, 2011 and 2010 was $1,604 and $1,624, respectively, or a decrease of 1.2%, primarily a result of a marginal decrease in reimbursement from non-Medicare payors during the period.

Total Expenses

Total expenses increased by $10.6 million to $100.7 million for the three months ended June 30, 2011, as compared to the same period in 2010. This increase was primarily attributable to an increase of $6.9 million in net interest expense and an increase of $2.3 million in salary, wages and benefits. The increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement. The increase in salary, wages and benefits was primarily related to the increase in patient days during the period, the fixed staffing costs associated with our new hospital campus in Pittsburgh, higher group health benefit expenses during the period and annual inflationary increases.

Income Tax Expense

For the three months ended June 30, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Revenues

Our net patient service revenue of $190.9 million for the six months ended June 30, 2011, increased $5.3 million, or 2.9%, from $185.6 million in the comparable period in 2010. Patient days in the 2011 period were 2,646, or 2.3%, greater than the same period in 2010, while admissions were 46, or 1.1%, more than the same period in 2010.

The increase in net patient service revenue of $5.3 million during the 2011 period was attributable to a favorable variance of $4.3 million as the result of the increase in patient days and a net increase of $3.5 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $2.5 million attributable to a decrease in net patient service revenue on a per patient day basis. During the six months ended June 30, 2011 and 2010 we recorded reductions in net patient service revenue of $0.1 million and $3.6 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

During the six months ended June 30, 2011 and 2010, our net patient service revenue per patient day was $1,592 and $1,583, respectively. However, exclusive of the cost report reimbursement adjustments, net patient service revenue per patient day for the six months ended June 30, 2011 and 2010 was $1,593 and $1,614, respectively, or a decrease of 1.3%, primarily a result of a marginal decrease in reimbursement from non-Medicare payors during the period.

Total Expenses

Total expenses increased by $19.8 million to $199.2 million for the six months ended June 30, 2011, as compared to $179.4 million for the comparable period in 2010. This increase was primarily attributable to increases in net interest expense of $11.2 million and salaries, wages and benefits of $5.2 million and a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during the period. The increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement. The increase in salaries, wages and benefits primarily related to the increase in patient days during the period, the fixed staffing costs associated with our new hospital campus in Pittsburgh, higher group health benefit expenses during the period and annual inflationary increases.

Income Tax Expense

For the six months ended June 30, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we completed a refinancing of our previous senior secured credit facility with a new senior secured credit facility that consisted of an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and a new $30.0 million senior secured revolving credit facility on February 1, 2011 (the “Credit Agreement”). The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility and revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. The lenders are not required to provide such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations specified in the Credit Agreement, including the consent of the lenders holding a majority of outstanding loans and undrawn commitments. This right was exercised in connection with the HealthSouth acquisition , which occurred on August 1, 2011, as previously discussed.

At June 30, 2011, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a term loan facility in an outstanding principal amount of $260.8 million, which matures on February 1, 2016, and (ii) a $30.0 million revolving credit facility, subject to availability, of which none was outstanding, including sub-facilities for letters of credit, of which $1.5 million was outstanding, which matures on February 1, 2015. Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit. We also had capital lease obligations of $0.7 million with varying maturities. The full amount available under the initial term loan facility was used in connection with the February 1, 2011 refinancing.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At June 30, 2011, the interest rate applicable to the $260.8 million outstanding under our term loan facility was 13.48%.

The applicable margin percentages for the revolving loans are initially 6.75% for alternate base loans and 7.75% for loans that are based on the LIBOR rate, subject to quarterly adjustment based on our leverage ratio (as defined in the Credit Agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay an initial commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $4.5 million during the remainder of 2011 based on our current plans of ongoing capital maintenance expenditure requirements at our facilities, including those related to the LTAC hospitals acquired after June 30, 2011, as previously discussed. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Six Months Ended June 30
	2011	2010
Operating activities	$5,769	$7,156
Investing activities	(1,928)	(1,355)
Financing activities	(38,489)	(2,076)

For the six months ended June 30, 2011, operating activities provided $5.8 million of cash as compared to $7.2 million in cash for the comparable period in 2010. For the six months ended June 30, 2011, we had a net loss of $8.2 million as compared to net income of $6.2 million for the same period in 2010.

Accounts receivable increased by $5.3 million for the six months ended June 30, 2011 as compared to an increase of $2.8 million for the same period during 2010. Days of net patient service revenue in accounts receivable at June 30, 2011 had decreased to 66.2 as compared to 70.6 at December 31, 2010. Estimated third party payor settlements resulted in a net use of cash of $1.2 million as compared to a net use of cash of $5.1 million for the six months ended June 30, 2010. The use of cash during the 2010 period was principally due to the repayment to Medicare of amounts received as interim payments during 2009 in excess of revenues ultimately recognized.

Cash used in investing activities was $1.9 million for the six months ended June 30, 2011 as compared to $1.4 million in 2010. Cash used in investing activities during the 2011 and 2010 periods was principally for recurring maintenance capital expenditures.

Cash used by financing activities for the six months ended June 30, 2011 was $38.5 million as compared to $2.1 million for the same period in 2010. The six months ended June 30, 2011 included proceeds of $257.5 million from the new senior secured credit facility, offset by outflows to pay down the previous senior secured credit facility and scheduled payments on the current secured credit facility, consisting of $242.3 million in term debt. We also paid down the $35.0 million for the outstanding balance under the previous revolving line of credit. There were also payments of $17.9 million in deferred financing cost associated with the debt refinance.

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

At June 30, 2011, we had $260.8 million in senior term loans outstanding and a borrowing availability of $28.5 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All claims raised in connection with Hurricane Katrina have been settled with no significant impact to us, except as follows. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they would continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for $1.0 million, which was paid by us in three equal installments, on July 1, 2009, March 31, 2010, and March 31, 2011.

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
Chris A. Walker
Chief Financial Officer

Dated: August 12, 2011

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	These interactive data files are being submitted electronically with this report and, in accordance with Rule 406T of Regulation S-T, are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.