Form 10-Q
period 2011-09-30
LifeCare Holdings, Inc.
filed 2011-11-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of November 11, 2011, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(In thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,560	$54,570
Accounts receivable, net of allowance for doubtful accounts of $9,771 and $11,293, respectively	75,539	67,275
Other current assets	8,659	5,975

Total current assets	105,758	127,820
Property and equipment, net	77,909	76,832
Other assets, net	26,345	8,763
Identifiable intangibles, net	37,429	15,440
Goodwill	255,671	248,342

	$503,112	$477,197

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$3,047	$1,931
Current installments of obligations under capital leases	620	838
Current installment of lease financing obligation	509	480
Estimated third party payor settlements	9,364	4,318
Accounts payable	28,069	25,452
Accrued payroll	4,112	6,480
Accrued vacation	6,996	4,658
Accrued interest	10,107	6,377
Accrued other	5,766	4,321
Income taxes payable	473	282

Total current liabilities	69,063	55,137
Long-term debt, excluding current installments	426,064	393,981
Obligations under capital leases, excluding current installments	37	425
Lease financing obligation, excluding current installments	19,172	19,558
Accrued insurance	4,824	4,032
Other noncurrent liabilities	16,983	15,544

Total liabilities	536,143	488,677

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(208,472)	(186,921)

Total stockholder’s deficit	(33,031)	(11,480)

	$503,112	$477,197

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Net patient service revenue	$102,599	$85,532	$293,510	$271,126

Salaries, wages and benefits	50,526	41,291	139,941	125,461
Supplies	10,540	8,708	29,354	27,260
Rent	8,685	6,498	21,878	19,419
Other operating expenses	26,446	19,558	69,388	60,700
Provision for doubtful accounts	1,781	1,765	4,367	5,183
Loss on early extinguishment of debt	—	—	2,772	—
Depreciation and amortization	2,354	2,376	6,528	7,461
Interest expense, net	15,571	7,184	40,845	21,277

Total expenses	115,903	87,380	315,073	266,761

Operating income (loss)	(13,304)	(1,848)	(21,563)	4,365
Equity in income of joint venture	85	243	562	653

Income (loss) before income taxes	(13,219)	(1,605)	(21,001)	5,018
Provision for income taxes	100	92	550	492

Net income (loss)	$(13,319)	$(1,697)	$(21,551)	$4,526

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the nine months ended September 30, 2011

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2010	$—	$175,441	$(186,921)	$(11,480)
Net loss	—	—	(21,551)	(21,551)

Balance, September 30, 2011	$—	$175,441	$(208,472)	$(33,031)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(In thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(21,551)	$4,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	11,879	9,199
Provision for doubtful accounts	4,367	5,183
Paid in kind interest	6,517	—
Equity compensation amortization	—	196
Loss on early extinguishment of debt	2,772	—
Equity in income of joint venture	(562)	(653)
Changes in operating assets and liabilities:
Accounts receivable	(12,631)	2,990
Income taxes	191	(194)
Other current assets	(1,283)	(921)
Other assets	(2,835)	460
Estimated third party payor settlements	5,046	(6,536)
Accounts payable and accrued expenses	5,934	(9,349)
Other noncurrent liabilities	2,231	3,895

Net cash provided by operating activities	75	8,796

Cash flows from investing activities:
Purchases of property and equipment	(3,165)	(2,626)
Payments for acquisition	(33,262)	—

Net cash used in investing activities	(36,427)	(2,626)

Cash flows from financing activities:
Deferred financing cost	(22,291)	—
Payments under the line of credit	(35,000)	—
Proceeds from long-term debt	304,700	—
Payments of long-term debt	(243,018)	(1,913)
Payments on obligations under capital leases	(693)	(857)
Payments on lease financing obligation	(356)	(329)

Net cash provided by (used in) financing activities	3,342	(3,099)

Net increase (decrease) in cash and cash equivalents	(33,010)	3,071
Cash and cash equivalents, beginning of period	54,570	46,681

Cash and cash equivalents, end of period	$21,560	$49,752

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$31,932	$22,492
Net income taxes paid	359	687
Noncash:
Equipment purchased through capital lease financing	86	599

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of annualized financial results.

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

(2) Liquidity and Uncertainties Related to Going Concern

As of September 30, 2011, we had $429.1 million of long-term debt outstanding consisting of our $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there is no outstanding balance, our senior secured term loan credit facility in an outstanding principal amount of $309.8 million, which matures on February 1, 2016, and our senior subordinated notes in an outstanding principal amount of $119.3 million, which matures on August 11, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated EBITDA requirement through the end of the third fiscal quarter of 2011, and a consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test which will be tested quarterly beginning on the last day of the fourth quarter of 2011. We are currently in compliance with the covenants under our senior secured credit facility for the quarterly period ended September 30, 2011.

These financial covenants, however, become more restrictive beginning with the requirements for the interest coverage ratio and senior secured leverage ratio tests during the fourth quarter of 2011, followed by reductions in the maximum senior secured leverage ratio beginning with the quarterly period ending June 30, 2012, as more fully discussed in note 6.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default may occur. If we are unable to obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating our access to our revolving credit facility and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would further create a cross-default under our senior subordinated notes indenture. Such acceleration would have a material adverse effect on our financial position, results of operations and cash flow and raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amount of liabilities that may result should we be unable to continue as a going concern.

We are continuing to pursue operational and strategic objectives that may result in profitability and lower total indebtedness in order to remain in compliance with the financial covenants under our senior secured credit facility. These objectives include, among other items, increasing the occupancy levels of our hospitals, reducing administrative and operating expenses, and reducing days of net patient service revenue in accounts receivable. We also continue to seek opportunities to refinance our senior subordinated notes and explore various strategic transactions, such as an acquisition, as a means to reduce our leverage and strengthen our operating and financial conditions.

There can be no assurance, however, that we will be able to refinance our senior subordinated notes on commercially reasonable terms or at all, achieve profitability or be able to successfully execute strategic transactions. In that case, we may be required to consider all of our alternatives in restructuring our business and our capital structure.

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

Income Taxes

For the nine months ended September 30, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2011 was determined to be nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rate is 50% and is based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant. There were 450,000 options granted during the nine months ended September 30, 2011 (see note 7).

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board issued authoritative guidance for health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. These health care entities are required to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our business, financial position, results of operations or liquidity.

In September 2011, the Financial Accounting Standards Board issued authoritative guidance that simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our business, financial position, results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2011 condensed consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(4) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and nine months ended September 30, 2011 included decreases of $0.2 million and $0.2 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to an increase of $0.4 million and a decrease of $0.3 million for the three and nine months ended September 30, 2010, respectively. Approximately 59.9% and 59.3% of our total net patient service revenue for the nine months ended September 30, 2011 and 2010, respectively, came from Medicare reimbursement.

(5) Goodwill and Impairment Charges

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the nine months ended September 30, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

See discussion of the increase to goodwill during the nine months ended September 30, 2011 in note 11.

(6) Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Current senior secured credit facility—term loan	$309,812	$—
Previous senior secured credit facility—term loan	—	241,613
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	—	35,000

Total long-term debt	429,111	395,912
Current installments of long-term debt	(3,047)	(1,931)

Long-term debt, excluding current installments	$426,064	$393,981

New Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $3.5 million as of September 30, 2011. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our previous senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. See note 11 discussing the utilization of this right.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At September 30, 2011 and December 31, 2010, the weighted average interest rate applicable to the outstanding amounts under our term loan facility was 13.50% and 4.54%, respectively.

The applicable margin percentage is 6.75% for revolving loans that are alternate base loans and 7.75% for revolving loans that are based on the LIBOR rate, subject to quarterly adjustments based on our leverage ratio (as defined in the new senior secured credit agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

We are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan and the additional principal amount borrowed on August 1, 2011, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) commencing with the year ending December 31, 2011, 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 3% if such prepayment occurs on or prior to February 1, 2012, 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014.

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

The Credit Agreement also imposes certain financial covenants on us including: minimum consolidated EBITDA requirements beginning with the first fiscal quarter of 2011 through the end of the third fiscal quarter of 2011; a maximum ratio of 6.0x consolidated EBITDA to total senior secured indebtedness tested quarterly, beginning on the last day of the fourth quarter of 2011; and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly beginning on the last day of the fourth fiscal quarter of 2011. The maximum leverage ratio is scheduled to adjust to 5.75x beginning with the trailing four quarter period ending June 30, 2012. We believe we are currently in compliance with the covenants of our senior secured credit facility.

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

(7) Stock Options

At September 30, 2011, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

For the three months and nine months ended September 30, 2011, there was no pre-tax compensation costs related to our stock-based compensation arrangements. Income for the three months and nine months ended September 30, 2010 includes $49,000 and $0.2 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2010	2,277,500	$2.50
Granted	450,000	2.50
Exercised	—	—
Forfeited	(1,006,250)	2.50
Expired	(2,500)	2.50

Balance at September 30, 2011	1,718,750	$2.50

At September 30, 2011, the weighted average remaining contractual life of outstanding options was 6.8 years. There were 1.0 million stock options exercisable at September 30, 2011. At September 30, 2011, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 5.8 years and they had no intrinsic value. As of September 30, 2011, there was no unrecognized compensation costs related to stock options.

Restricted Stock Awards

In connection with the appointment of our new chairman and chief executive officer, on March 3, 2011, a restricted stock award covering 100,000 shares of our common stock was granted. There was determined to be no grant-date per share fair value for these awards. The shares vest in three equal annual installments beginning on March 24, 2010. On March 17, 2011, we entered into a separation agreement with our previous chief executive officer, whereby his restricted stock awards vested upon his last day of employment in June 2011.

As of September 30, 2011, there was no unrecognized compensation costs related to restricted stock awards.

Warrants

In connection with the acquisition, as discussed in note 11, we granted warrants to purchase 1.3 million shares , or 6.25%, of Holdings’ common stock, with an exercise price of $0.01 per share to HealthCare REIT, Inc. The warrants expire on the later of December 31, 2026 or the termination of the lease agreement. There was determined to be no grant-date per share fair value for these warrants.

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

On October 24, 2011, one of our hospitals received a notice from a surveying agency pursuant to an unannounced recertification survey that cited certain operational deficiencies and conditions that existed at the time of their survey which must be corrected in a timely manner. If the hospital is not successful in correcting or having an approved corrective action in place regarding the deficiencies and conditions set forth in the notification by December 14, 2011, CMS will have the right to terminate the hospital from participation in the Medicare program as a result of the hospital being out of compliance with certain Medicare conditions of participation. We are in the process of correcting the deficiencies and conditions cited in the notification in a timely manner and believe these issues will be successfully resolved and that the hospital will continue to comply with the conditions of participation as set forth by CMS. Termination of a hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows.

(9) Commitments and Contingencies

All claims raised in connection with Hurricane Katrina have been settled with no significant impact to us, except as follows. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believed that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they would continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for an additional $1.0 million, which was paid by us in three equal installments, on July 1, 2009, March 31, 2010, and March 31, 2011.

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than prices included in Level 1) are either directly or indirectly observable, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $309.8 million and $119.3 million, respectively, at September 30, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $291.2 million and $92.5 million, respectively, at September 30, 2011. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $241.6 million and $119.3 million, respectively, at December 31, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $233.8 million and $85.9 million, respectively, at December 31, 2010. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The revolving credit facility had a carrying value of $35.0 million at December 31, 2010. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $34.5 million at December 31, 2010. This valuation is categorized as a Level 2 in the valuation hierarchy.

(11) Acquisition

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

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which includes the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon the Health Care REIT, Inc.’s investment amount allocated to the hospitals multiplied by the greater of (i) a spread over the trading yield on 10-year U.S. Treasury Notes, or (ii) 9.71%, and is subject to an annual inflation adjustment. The Second Amended and Restated Lease is an “absolute net lease.” In addition, on August 1, 2011 we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of Holdings’ common stock on August 1, 2011, with an exercise price of $0.01 per share.

The assets acquired and liabilities assumed of the Facilities have been recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of the Facilities (and the related estimated lives of depreciable tangible and identifiable intangible assets) requires a significant amount of judgment. The initial allocation of the purchase price has been determined based upon the analysis performed, and the final analysis is expected to be completed no later than July 31, 2012. The final allocation is not expected to differ materially from the amounts reflected herein. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, and market diversification. No goodwill associated with this transaction is deductible for income tax purposes.

In connection with this transaction, we recorded acquisition-related expenses of approximately $2.2 million and $2.8 million in the three and nine months ended September 30, 2011, respectively. Acquisition-related expenses are included in other operating expenses in our consolidated statements of earnings.

The following table presents the amounts we recognized as of the acquisition date for each major class of assets acquired and liabilities assumed in the transaction. Amounts are in thousands of dollars.

Consideration Transferred:
Base purchase price	$42,500
Working capital adjustment	(9,238)

Total purchase price	$33,262

Allocation of Purchase Price:
Accounts receivable	$122
Other current assets	1,295
Equipment	4,343
Identifiable intangible assets, principally Medicare licenses, trade name and certificates of need	22,000
Accrued employee paid-time-off	(1,654)
Other current liabilities	(174)

Total identifiable net assets	25,932
Goodwill	7,330

Fair value of total consideration transferred	$33,262

The Facilities’ results of operations have been included in our consolidated financial statements prospectively beginning August 1, 2011. Our statement of earnings for the nine months ended September 30, 2011 includes net patient service revenues and operating net income of approximately $16.1 million and $0.1 million, respectively, related to the Facilities. The following pro forma information assumes the acquisition had occurred at the beginning of the period being reported on. Such results have been prepared by adjusting our historical results to include the Facilities’ results of operations, depreciation, amortization of acquired definite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company’s and Facilities’ operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such period nor are they necessarily indicative of future results. Amounts are in thousands of dollars.

	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
	Pro Forma	Pro Forma
Net patient service revenues	$327,097	$349,952
Net income (loss)	$(16,306)	$2,830

(12) Subsequent Event

On November 11, 2011, we entered into an agreement with Vibra Specialty Hospital located in Dallas, TX to acquire selected assets of their long-term acute care hospital operation. The acquisition is expected to close during 2011.

(13) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the three and nine months ended at September 30, 2011 and 2010. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$21,559	$1	$—	$21,560
Accounts receivable, net of allowance for doubtful accounts	—	72,799	2,740	—	75,539
Due to/from related parties	48,525	(45,751)	(2,774)	—	—
Other current assets	—	7,888	771	—	8,659

Total current assets	48,525	56,495	738	—	105,758
Investment in subsidiaries	344,346	—	—	(344,346)	—
Property and equipment, net	—	57,295	20,614	—	77,909
Other assets, net	18,981	4,421	2,943	—	26,345
Identifiable intangibles, net	—	37,429	—	—	37,429
Goodwill	—	255,671	—	—	255,671

Total assets	$411,852	$411,311	$24,295	$(344,346)	$503,112

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$3,047	$—	$—	$—	$3,047
Current installments of obligations under capital leases	—	579	41	—	620
Current installments of lease financing obligation	—	—	509	—	509
Estimated third party payor settlements	—	6,622	2,742	—	9,364
Accounts payable	165	26,582	1,322	—	28,069
Accrued payroll	—	3,992	120	—	4,112
Accrued vacation	—	6,786	210	—	6,996
Accrued interest	10,107	—	—	—	10,107
Accrued other	—	5,575	191	—	5,766
Income taxes payable	—	479	(6)	—	473

Total current liabilities	13,319	50,615	5,129	—	69,063

Long-term debt, excluding current installments	426,064	—	—	—	426,064
Obligations under capital leases, excluding current installments	—	30	7	—	37
Lease financing obligation, excluding current installments	—	—	19,172	—	19,172
Accrued insurance	—	4,824	—	—	4,824
Other noncurrent liabilities	5,500	11,483	—	—	16,983

Total liabilities	444,883	66,952	24,308	—	536,143

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(208,472)	344,296	(12,593)	(331,703)	(208,472)

Total stockholder’s equity (deficit)	(33,031)	344,359	(13)	(344,346)	(33,031)

	$411,852	$411,311	$24,295	$(344,346)	$503,112

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
Net patient service revenue	$—	$98,363	$4,236	$—	$102,599

Salaries, wages and benefits	3	48,461	2,062	—	50,526
Supplies	—	10,159	381	—	10,540
Rent	—	8,444	241	—	8,685
Other operating expenses	240	25,055	1,151	—	26,446
Provision for doubtful accounts	—	1,706	75	—	1,781
Depreciation and amortization	—	2,047	307	—	2,354
Intercompany (income) expenses	308	(549)	241	—	—
Interest expense, net	15,145	20	406	—	15,571

Total expenses	15,696	95,343	4,864	—	115,903

Operating income (loss)	(15,696)	3,020	(628)	—	(13,304)
Earnings in investments in subsidiaries	(2,377)	—	—	2,377	—
Equity in income of joint venture	—	—	85	—	85

Income (loss) before income taxes	(13,319)	3,020	(543)	(2,377)	(13,219)
Provision for income taxes	—	100	—	—	100

Net income (loss)	$(13,319)	$2,920	$(543)	$(2,377)	$(13,319)

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$279,084	$14,426	$—	$293,510

Salaries, wages and benefits	9	133,766	6,166	—	139,941
Supplies	—	28,216	1,138	—	29,354
Rent	—	21,196	682	—	21,878
Other operating expenses	613	65,138	3,637	—	69,388
Provision for doubtful accounts	—	4,129	238	—	4,367
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Depreciation and amortization	—	5,596	932	—	6,528
Intercompany (income) expenses	1,976	(2,908)	932	—	—
Interest expense, net	39,636	(1)	1,210	—	40,845

Total expenses	45,006	255,132	14,935	—	315,073

Operating income (loss)	(45,006)	23,952	(509)	—	(21,563)
Earnings in investments in subsidiaries	(23,455)	—	—	23,455	—
Equity in income of joint venture	—	—	562	—	562

Income (loss) before income taxes	(21,551)	23,952	53	(23,455)	(21,001)
Provision for income taxes	—	550	—	—	550

Net income (loss)	$(21,551)	$23,402	$53	$(23,455)	$(21,551)

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

LifeCare Holdings, Inc. and Subsidiaries

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,551)	$23,402	$53	$(23,455)	$(21,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	5,351	5,596	932	—	11,879
Provision for doubtful accounts	—	4,129	238	—	4,367
Paid in kind interest	6,517	—	—	—	6,517
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Equity in income of joint venture	—	—	(562)	—	(562)
Changes in operating assets and liabilities:
Accounts receivable	—	(15,267)	2,636	—	(12,631)
Income taxes	—	191	—	—	191
Other current assets	—	(936)	(347)	—	(1,283)
Change in investments in subsidiaries	(23,455)	—	—	23,455	—
Other assets	—	(2,835)	—	—	(2,835)
Due to/from related parties	22,454	(19,176)	(3,278)	—	—
Estimated third party payor settlements	—	4,564	482	—	5,046
Accounts payable and accrued liabilities	3,521	2,033	380	—	5,934
Other noncurrent liabilities	—	2,231	—	—	2,231

Net cash provided by (used in) operating activities	(4,391)	3,932	534	—	75

Cash flows from investing activities:
Purchases of property and equipment	—	(3,113)	(52)	—	(3,165)
Payments for acquisition	—	(33,262)	—	—	(33,262)

Net cash used in investing activities	—	(36,375)	(52)	—	(36,427)

Cash flows from financing activities:
Deferred financing costs	(22,291)	—	—	—	(22,291)
Payments under the line of credit	(35,000)	—	—	—	(35,000)
Proceeds from long–term debt	304,700	—	—	—	304,700
Payments of long–term debt	(243,018)	—	—	—	(243,018)
Payments on obligations under capital leases	—	(567)	(126)	—	(693)
Payments on lease financing obligation	—	—	(356)	—	(356)

Net cash provided by (used in) financing activities	4,391	(567)	(482)	—	3,342

Net decrease in cash and cash equivalents	—	(33,010)	—	—	(33,010)
Cash and cash equivalents, beginning of period	—	54,569	1	—	54,570

Cash and cash equivalents, end of period	$—	$21,559	$1	$—	$21,560

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,526	$25,865	$3,582	$(29,447)	$4,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,739	6,464	996	—	9,199
Provision for doubtful accounts	—	4,887	296	—	5,183
Equity compensation amortization	196	—	—	—	196
Equity in income of joint venture	—	—	(653)	—	(653)
Changes in operating assets and liabilities:
Accounts receivable	—	2,575	415	—	2,990
Income taxes	—	(194)	—	—	(194)
Prepaid expenses and other current assets	—	(987)	66	—	(921)
Change in investments in subsidiaries	(29,447)	—	—	29,447	—
Other assets	—	460	—	—	460
Due to/from related parties	27,662	(23,696)	(3,966)	—	—
Estimated third party payor settlements	—	(6,654)	118	—	(6,536)
Accounts payable and accrued expenses	(2,763)	(6,364)	(222)	—	(9,349)
Other liabilities	—	3,895	—	—	3,895

Net cash provided by operating activities	1,913	6,251	632	—	8,796

Cash flows from investing activities:
Purchases of property and equipment	—	(2,470)	(156)	—	(2,626)

Net cash used in investing activities	—	(2,470)	(156)	—	(2,626)

Cash flows from financing activities:
Payments of long-term debt	(1,913)	—	—	—	(1,913)
Payments on obligations under capital leases	—	(710)	(147)	—	(857)
Payments on lease financing obligation	—	—	(329)	—	(329)

Net cash used in financing activities	(1,913)	(710)	(476)	—	(3,099)

Net increase in cash and cash equivalents	—	3,071	—	—	3,071
Cash and cash equivalents, beginning of period	—	46,680	1	—	46,681

Cash and cash equivalents, end of period	$—	$49,751	$1	$—	$49,752

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of September 30, 2011, we operated 27 hospitals located in ten states, consisting of eight “hospital within a hospital” facilities (20% of beds) and 19 freestanding facilities (80% of beds). Through these 27 long-term acute care hospitals, we operate a total of 1,432 licensed beds and employ approximately 4,400 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Liquidity and Uncertainties Related to Going Concern

As of September 30, 2011, we had $429.1 million of long-term debt outstanding consisting of our $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there is no outstanding balance , our senior secured term loan credit facility in an outstanding principal amount of $309.8 million, which matures on February 1, 2016, and our senior subordinated notes in an outstanding principal amount of $119.3 million, which matures on August 11, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated EBITDA requirement through the end of the third fiscal quarter of 2011, and a consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test which will be tested quarterly beginning on the last day of the fourth quarter of 2011. We are currently in compliance with the covenants under our senior secured credit facility for the quarterly period ended September 30, 2011.

These financial covenants, however, become more restrictive beginning with the requirements for the interest coverage ratio and senior secured leverage ratio tests during the fourth quarter of 2011, followed by reductions in the maximum senior secured leverage ratio beginning with the quarterly period ending June 30, 2012, as more fully discussed in the “Liquidity and Capital Resources” section contained herein.

We may not be able to continue to satisfy the covenant requirements in subsequent periods. In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default may occur. If we are unable to obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating our access to our revolving credit facility and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would further create a cross-default under our senior subordinated notes indenture. Such acceleration would have a material adverse effect on our financial position, results of operations and cash flow and raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amount of liabilities that may result should we be unable to continue as a going concern.

We are continuing to pursue operational and strategic objectives that may result in profitability and lower total indebtedness in order to remain in compliance with the financial covenants under our senior secured credit facility. These objectives include, among other items, increasing the occupancy levels of our hospitals, reducing administrative and operating expenses, and reducing days of net patient service revenue in accounts receivable. We also continue to seek opportunities to refinance our senior subordinated notes and explore various strategic transactions, such as an acquisition, as a means to reduce our leverage and strengthen our operating and financial conditions.

There can be no assurance, however, that we will be able to refinance our senior subordinated notes on commercially reasonable terms or at all, achieve profitability or be able to successfully execute strategic transactions. In that case, we may be required to consider all of our alternatives in restructuring our business and our capital structure.

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

The results of operations of the Facilities are included in our consolidated results of operations beginning August 1, 2011. The assets acquired and liabilities assumed of the Facilities were recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of the Facilities (and the related estimated lives of depreciable tangible and identifiable intangible assets) required a significant amount of judgment. The initial allocation of the purchase price has been determined based upon the analysis performed, and the final analysis is expected to be completed no later than July 31, 2012. The final allocation is not expected to differ materially from the amounts reflected herein. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, and market diversification. No goodwill associated with this transaction is deductible for income tax purposes.

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which includes the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon the Health Care REIT, Inc.’s investment amount allocated to the hospitals multiplied by the greater of (i) a spread over the trading yield on 10-year U.S. Treasury Notes, or (ii) 9.71%, and is subject to an annual inflation adjustment. The Second Amended and Restated Lease is an “absolute net lease.” In addition, on August 1, 2011 we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of Parent’s common stock on August 1, 2011, with an exercise price of $0.01 per share.

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

On September 6, 2011 we opened a new 40 bed transitional care unit located at one of our Pittsburgh, PA hospital locations. This unit operates as a sub-provider of an existing Pittsburgh, PA operation.

On October 16, 2010, we relocated an existing campus including 35 beds in our Pittsburgh market to a new location in the market, and on November 19, 2010, we opened a third hospital campus in Pittsburgh with 32 beds that we reallocated from our existing licensed and LTAC certified beds in the market.

On November 11, 2011, we entered into an agreement with Vibra Specialty Hospital located in Dallas, TX to acquire selected assets of their long-term acute care hospital operation. We will merge their operations into our existing hospital operations in the market and will simultaneously relocate into their current operating location. The facility will be leased from an independent third party. The acquisition includes the operating assets of their existing operation and also includes a 5 year non-compete, among other items. The purchase price will be financed using available cash on hand and a seller financed promissory note. This transaction is expected to be immediately deleveraging, on a pro forma basis, to our balance sheet. The agreement is subject to customary closing conditions and is expected to be completed during 2011.

Regulatory Changes

Approximately 59.9% and 59.3% of our total net patient service revenue for the nine months ended September 30, 2011 and 2010, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations.

The 2011 Final Rule

On August 1, 2011, the Centers for Medicare & Medicaid Services (“CMS”) published their annual payment update for LTAC hospitals for the 2012 rate year, which became effective for all discharges on or after October 1, 2011 (the “2011 Final Rule”). The 2011 Final Rule includes a net increase in the standard federal rate of $623 to $40,222, or 1.6%, which is based on a market basket update of 2.9% less a 0.22% area wage level budget neutrality factor and the two adjustments required by the Patient Protection and Affordable Care Act: the multifactor productivity (“MFP”) adjustment of 1.0% and statutory payment rate reduction of 0.1%. The 2011 Final Rule also includes a decrease in the high-cost outlier fixed-loss amount to $17,931 from $18,785. Additionally, the 2011 Final Rule includes updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”). CMS has estimated that the changes outlined above for the 2012 rate year, taken as a whole, will result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2011 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The 2011 Final Rule also establishes a new quality reporting program for LTAC hospitals in accordance with provisions of the Affordable Care Act and clarifies CMS’ position that Medicare Advantage (“MA”) days, along with traditional Medicare fee-for-service program days, are to be included in the determination of whether an LTAC hospital meets the greater than 25 day average length of stay requirement. Furthermore, the 2011 Final Rule extends the application of the LTAC bed moratorium to LTAC hospitals developed under exceptions to the LTAC facility moratorium and proposes a rebasing of the market basket used by LTCH hospitals.

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

On October 24, 2011, one of our hospitals received a notice from a surveying agency pursuant to an unannounced recertification survey that cited certain operational deficiencies and conditions existed at the time of their survey which must be corrected in a timely manner. If the hospital is not successful in correcting or having an approved corrective action in place regarding the deficiencies and conditions set forth in the notification by December 14, 2011, CMS will have the right to terminate the hospital from participation in the Medicare program as a result of the hospital being out of compliance with certain Medicare conditions of participation. We are in the process of correcting the deficiencies and conditions cited in the notification in a timely manner and believe these issues will be successfully resolved and that the hospital will continue to comply with the conditions of participation as set forth by CMS. Termination of a hospital from the Medicare program would have a material adverse effect on our results of operations and cash flows.

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 59.9% and 59.3% of total net patient service revenue for the nine months ended September 30, 2011 and 2010, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Goodwill

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net patient service revenue	$102,599	$85,532	$293,510	$271,126
Salaries, wages and benefits	50,526	41,291	139,941	125,461
Supplies	10,540	8,708	29,354	27,260

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Rent	8,685	6,498	21,878	19,419
Other operating expenses	26,446	19,558	69,388	60,700
Provision for doubtful accounts	1,781	1,765	4,367	5,183
Loss on early extinguishment of debt	—	—	2,772	—
Depreciation and amortization	2,354	2,376	6,528	7,461
Interest expense, net	15,571	7,184	40,845	21,277

Total expenses	115,903	87,380	315,073	266,761

Operating income (loss)	(13,304)	(1,848)	(21,563)	4,365
Equity in income of joint venture	85	243	562	653

Income (loss) before income taxes	(13,219)	(1,605)	(21,001)	5,018
Provision for income taxes	100	92	550	492

Net income (loss)	$(13,319)	$(1,697)	$(21,551)	$4,526

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Number of hospitals within hospitals (end of period)	8	8	8	8
Number of freestanding hospitals (end of period)	19	11	19	11
Number of total hospitals (end of period)	27	19	27	19
Licensed beds (end of period)	1,432	1,057	1,432	1,057
Average licensed beds (1)	1,294	1,057	1,136	1,058
Admissions	2,371	1,993	6,507	6,083
Patient days	66,939	56,217	186,833	173,465
Occupancy rate	56.2%	57.8%	60.2%	60.1%
Percent net patient service revenue from Medicare	60.1%	60.8%	59.9%	59.3%
Percent net patient service revenue from commercial payors and Medicaid (2)	39.9%	39.2%	40.1%	40.7%
Net patient service revenue per patient day	$1,533	$1,521	$1,571	$1,563

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than three percent for each of the periods presented.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Revenues

Our net patient service revenue of $102.6 million for the three months ended September 30, 2011, increased $17.1 million, or 20.0%, from $85.5 million in the comparable period in 2010. Patient days in the 2011 period increased 10,722, or 19.1%, from the same period in 2010, while admissions were 378, or 19.0%, greater than the same period in 2010. On a same store basis, patient days decreased by 384, or 0.7%, while admissions were essentially flat, as compared to the same period in 2010.

The increase of $17.1 million in net patient service revenues was attributable to an increase of $16.1 million from the recently acquired hospitals and an increase of $1.0 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $1.2 million attributable to an increase in net patient service revenue on a per patient day basis and a net increase of $0.3 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $0.5 million as the result of the decrease in patient days. During the three months ended September 30, 2011 and 2010, we recorded reductions in net patient service revenue of $0.2 million and $0.5 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day during the three months ended September 30, 2011 and 2010, was $1,533 and $1,521, respectively. However, exclusive of the cost report reimbursement adjustments and results of the recently acquired hospitals, net patient service revenue per patient day for the three months ended September 30, 2011 and 2010 was $1,551 and $1,530, respectively, or an increase of 1.4%, primarily a result of marginal increases in reimbursement from Medicare and Medicare replacement payors during the period.

Total Expenses

Total expenses increased by $28.5 million to $115.9 million for the three months ended September 30, 2011, as compared to the same period in 2010. This increase was primarily attributable to the addition of the recently acquired hospitals. Excluding the operational results of these acquired hospitals, total expenses increased $13.4 million for the three months ended September 30, 2011, as compared to the same period in 2010.

The remaining $13.4 million increase in expenses was primarily attributable to an increase of $8.4 million in net interest expense, $2.2 million of expenses associated with the acquisition of the new hospitals and $0.5 million in start-up expenses associated with the opening of a new 40-bed transitional care unit. The increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement and interest on the additional borrowing related to the purchase of the additional hospitals. Salary, wages and benefits increased by $1.5 million during the 2011 period, excluding the impact of the recently acquired hospitals and the new transitional care unit. This increase was primarily attributable to higher employee healthcare costs during the period and annual inflationary increases.

Income Tax Expense

For the three months ended September 30, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Revenues

Our net patient service revenue of $293.5 million for the nine months ended September 30, 2011, increased $22.4 million, or 8.3%, from the comparable period in 2010. Patient days in the 2011 period were 13,368, or 7.7%, greater than the same period in 2010, while admissions were 424, or 7.0%, more than the same period in 2010. On a same store basis, patient days increased by 2,262, or 1.3%, and admissions increased by 45, or 0.7%, as compared to the same period in 2010.

The increase of $22.4 million in net patient service revenues was attributable to an increase of $16.1 million from the recently acquired hospitals and an increase of $6.3 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $3.6 million as the result of the increase in patient days and a net increase of $2.8 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $0.1 million attributable to a decrease in net patient service revenue on a per patient day basis. During the nine months ended September 30, 2011 and 2010, we recorded reductions in net patient service revenue of $1.3 million and $4.1 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day was $1,571 and $1,563, for the nine months ended September 30, 2011 and 2010, respectively. However, exclusive of the cost report reimbursement adjustments and the results of the recently acquired hospitals, net patient service revenue per patient day for the nine months ended September 30, 2011 and 2010, was $1,586 for both periods.

Total Expenses

Total expenses increased by $48.3 million to $315.1 million for the nine months ended September 30, 2011, as compared to the same period in 2010. A portion of this increase was attributable to the addition of the recently acquired hospitals. Excluding the operational results of these acquired hospitals, total expenses increased $33.2 million for the nine months ended September 30, 2011, as compared to the same period in 2010.

The $33.2 million increase in expenses was primarily attributable to an increase of $19.6 million in net interest expense, a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during the period, $2.8 million of expenses associated with the acquisition of the new hospitals and $0.6 million in start-up expenses associated with the opening of a new 40-bed transitional care unit. The remaining $7.4 million increase in expenses was principally attributable to an increase of $6.7 million in salary, wages and benefits during the 2011 period, excluding the impact of the recently acquired hospitals and the new transitional care unit. This increase was the result of an increase of $1.8 million in employee healthcare cost during the period, the increase in patient days during the period and other annual inflationary increases. The $19.6 million increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement and interest on the additional borrowing related to the purchase of the new hospitals.

Income Tax Expense

For the nine months ended September 30, 2011, income tax expense recorded represents the estimated income tax liability for certain state income taxes. We believe that it is more likely than not that no benefit or expense will be realized during 2011 for federal income taxes based on estimated federal taxable losses for 2011. We anticipate that federal net operating losses generated during 2011 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we completed a refinancing of our previous senior secured credit facility with a new senior secured credit facility that consisted of an initial $257.5 million senior secured term loan (subject to paid-in-kind interest options as discussed below) and a new $30.0 million senior secured revolving credit facility on February 1, 2011 (the “Credit Agreement”). The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility and revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. This right was exercised in connection with the HealthSouth acquisition, which occurred on August 1, 2011, as previously discussed.

At September 30, 2011, our debt structure consisted of $119.3 million aggregate principal amount of senior subordinated notes, a senior secured credit facility, consisting of (i) a term loan facility in an outstanding principal amount of $309.8 million, which matures on February 1, 2016, and (ii) a $30.0 million revolving credit facility, subject to availability, of which none was outstanding, including sub-facilities for letters of credit, of which $3.5 million was outstanding, which matures on February 1, 2015. Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit. We also had capital lease obligations of $0.7 million with varying maturities. The full amount available under the initial term loan facility was used in connection with the February 1, 2011 refinancing.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At September 30, 2011, the weighted average interest rate applicable to the $309.8 million outstanding under our term loan facility was 13.50%.

The applicable margin percentages for the revolving loans are 6.75% for alternate base loans and 7.75% for loans that are based on the LIBOR rate, subject to quarterly adjustment based on our leverage ratio (as defined in the Credit Agreement). In addition to paying interest on outstanding principal under the senior secured credit agreement, we are required to pay a commitment fee of 0.50% per annum in respect of the unutilized commitments under the revolving credit facility, subject to quarterly adjustment based on our leverage ratio (as defined in the Credit Agreement). We are also required to pay annual customary agency fees.

We are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan and the additional principal amount borrowed on August 1, 2011, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) commencing with the year ending December 31, 2011, 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 3% if such prepayment occurs on or prior to February 1, 2012, 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014.

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

The Credit Agreement also imposes certain financial covenants on us including: minimum cumulative consolidated EBITDA requirements beginning with the first fiscal quarter of 2011 through the end of the third fiscal quarter of 2011; a maximum ratio of 6.0x consolidated EBITDA to total senior secured indebtedness tested quarterly on a trailing 12 month basis, beginning on the last day of the fourth quarter of 2011; and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly on a trailing 12 month basis beginning on the last day of the fourth fiscal quarter of 2011. The maximum leverage ratio is scheduled to adjust to 5.75x beginning with the trailing four quarter period ending June 30, 2012.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $2.0 million during the remainder of 2011 based on our current plans of ongoing capital maintenance expenditure requirements at our facilities, including those related to the LTAC hospitals acquired during the year, as previously discussed. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

The following table summarizes the net cash provided by (used in) the statement of cash flows (in thousands):

	Nine Months Ended September 30
	2011	2010
Operating activities	$75	$8,796
Investing activities	(36,427)	(2,626)
Financing activities	3,342	(3,099)

For the nine months ended September 30, 2011, operating activities provided $0.1 million of cash as compared to $8.8 million in cash for the comparable period in 2010. For the nine months ended September 30, 2011, we had a net loss of $21.6 million as compared to net income of $4.5 million for the same period in 2010.

Accounts receivable increased by $12.6 million for the nine months ended September 30, 2011 as compared to a decrease of $3.0 million for the same period during 2010. Days of net patient service revenue in accounts receivable at September 30, 2011 had decreased to 67.6 as compared to 70.6 at December 31, 2010. The increase in accounts receivable during the 2011 period includes an increase of $15.6 million attributable to the recently acquired hospitals offset by a decrease of $3.0 million in accounts receivable from existing operations. Collections during the 2011 period on the recently acquired hospitals were nominal as a result of the timing required by CMS to process the transfer of the Medicare provider agreements, which we expect to be completed during the fourth quarter of 2011.

Estimated third party payor settlements provided cash of $5.0 million as compared to a net use of cash of $6.5 million for the nine months ended September 30, 2010. The use of cash during the 2010 period was principally due to the repayment to Medicare of amounts received as interim payments during 2009 in excess of revenues ultimately recognized.

Cash used in investing activities was $36.4 million for the nine months ended September 30, 2011 as compared to $2.6 million in 2010. Cash used in investing activities during 2011 was principally for the hospitals acquired from HealthSouth, which occurred on August 1, 2011, as previously discussed. Cash used in investing activities during 2010 period was principally for recurring maintenance capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2011 was $3.3 million as compared to a used of cash of $3.1 million for the same period in 2010. The nine months ended September 30, 2011 included proceeds of $257.5 million from the refinancing of the senior secured credit facility and an additional $47.2 million in new senior secured term loans in relation to the HealthSouth acquisition previously discussed, offset by outflows to pay down the previous senior secured credit facility and scheduled payments on the current secured credit facility. We also paid down the $35.0 million for the outstanding balance under the previous revolving line of credit. During 2011 we made payments of $22.3 million for deferred financing cost associated with the debt refinance and new senior secured term loans utilized for the hospitals acquired from HealthSouth.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

			Payments Due by Year
Contractual Obligation(1)	Total	Payments due for the remainder of 2011	2012	2013-2014	2015-2016	2017 and beyond
Senior secured credit facility(3)	$309,812	$762	$3,047	$6,094	$299,909	$—
9 1/4% senior subordinated notes	119,299	—	—	119,299	—	—
Capital lease obligations	636	210	401	25	—	—

Total debt	429,747	972	3,448	125,418	299,909	—
Interest(2)	198,551	13,204	52,556	89,165	43,626	—
Operating leases	574,832	5,594	30,969	55,970	44,892	437,407
Other obligations	562	161	247	154	—	—

Total contractual obligations	$1,203,692	$19,931	$87,220	$270,707	$388,427	$437,407

(1)

This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement” included in the Form 10-K we filed on March 30, 2011.

(2)

The interest obligations were calculated using the interest rate of our new senior secured credit agreement of 13.50% for the senior secured term loan and the stated interest rate of 9 1/4% for the senior subordinated notes. See the “Liquidity and Capital Resources” section.

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

At September 30, 2011, we had $309.8 million in senior term loans outstanding and a borrowing availability of $26.5 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All claims raised in connection with Hurricane Katrina have been settled with no significant impact to us, except as follows. We maintained $15.0 million of general and professional liability insurance during this period, subject to a $1.0 million per claim retention. We believe that under our insurance policies, only one retention was applicable to the Hurricane Katrina matters since these matters all arose from a single event, process or condition. However, our insurance carrier sent reservation of rights letters which challenged, among other things, the application of one retention to the Hurricane Katrina related matters. On June 5, 2009, we reached an agreement with the insurance carrier regarding the reservation of rights matters whereby they would continue to pay all costs, indemnification and related expenses for the Hurricane Katrina claims in consideration for an additional $1.0 million, which was paid by us in three equal installments, on July 1, 2009, March 31, 2010, and March 31, 2011.

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
Chris A. Walker
Chief Financial Officer

Dated: November 14, 2011

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	These interactive data files are being submitted electronically with this report and, in accordance with Rule 406T of Regulation S-T, are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.