Form 10-K
period 2011-12-31
LifeCare Holdings, Inc.
filed 2012-03-30
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

As of March 15, 2012, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

•

the amount of outstanding indebtedness, the high interest rates applicable to our indebtedness and the restrictive covenants in the agreements governing our indebtedness increase the difficulty of operating on a profitable basis and may limit our operating and financial flexibility;

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

•	actions that may be brought by individuals on the government’s behalf under the False Claims Act’s qui tam or whistleblower provisions may expose us to unforeseen liabilities;

•	the failure of our long-term acute care hospitals to maintain their qualification would cause our revenues and profitability to decline;

•	the failure of our “satellite” facilities to qualify for provider-based status with the applicable “main” facilities may adversely affect our results of operations;

•	private third party payors for our services may merge or undertake future cost containment initiatives that limit our future revenues and profitability;

•	an increase in uninsured and underinsured patients in our hospitals or the deterioration in the collectability of the accounts of such patients could harm our results of operations;

•	the failure to maintain established relationships with the physicians in our markets could reduce our revenues and profitability;

•	shortages in qualified nurses, therapists and other healthcare professionals or union activity may significantly increase our operating costs;

•	competition may limit our ability to grow and result in a decrease in our revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the geographic concentration of our facilities in Texas, Pennsylvania and Louisiana makes us sensitive to economic, regulatory, environmental and other developments in these states;

•	adverse changes in individual markets could significantly affect operating results;

•	the effect of legal actions asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	an inability to ensure and maintain an effective system of internal controls over financial reporting could expose us to liability; and,

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of December 31, 2011, we operated 27 hospitals located in ten states, consisting of eight “hospital within a hospital” facilities (20% of beds) and 19 freestanding facilities (80% of beds). Through these 27 hospitals, we operate 1,390 licensed LTAC beds and 40 transitional care beds, and employ approximately 4,500 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of outstanding senior subordinated notes. We also entered into a revolving credit facility that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity. As discussed further in the “Liquidity and Capital Resources” section contained herein, the $255.0 million senior secured credit facility and the $60.0 million revolving credit facility were refinanced with a new $257.5 million senior secured credit facility and a $30.0 million revolving credit facility on February 1, 2011. On May 17, 2011, we entered into an amendment to our senior credit facility, as discussed below.

On August 1, 2011, we purchased five long-term acute care hospitals (the “Facilities”), which operate at seven locations, from HealthSouth Corporation and certain affiliates of HealthSouth Corporation (collectively, the “Sellers”), pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). According to the Purchase Agreement, we acquired substantially all of the non-real estate assets (excluding accounts receivable and certain other components of working capital) in exchange for a cash purchase price of approximately $42.5 million less the value of working capital associated with the Facilities. We financed the acquisition with a combination of an incremental term loan from our existing senior secured credit facility and cash on hand. In connection with this acquisition, we paid a $750,000 transaction fee to Heath Care REIT, Inc. and our indirect parent granted a warrant to Health Care REIT, Inc. to purchase 6.25% of such parent’s common stock. In addition, Health Care REIT, Inc. purchased the real estate assets associated with four of these Facilities from the Sellers for $75.0 million. We simultaneously entered into a lease with Health Care REIT, Inc. for these properties.

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

On December 1, 2011, we purchased selected assets of the long-term acute care hospital operation of Vibra Specialty Hospital (“Vibra”) located in Dallas, Texas. We relocated 60 beds from our existing Dallas location into the Vibra Dallas facility and ceased operations at our exiting Dallas facility. We acquired the assets in exchange for a purchase price of approximately $10.9 million, less adjustments for certain equipment items and liabilities assumed. We paid $5.6 million at closing and the remaining $5.0 million will be paid in six equal quarterly installments beginning on March 1, 2012. The note is noninterest bearing; therefore we have discounted the note using a rate based on our estimated incremental borrowing rate for a similarly structured debt.

Liquidity and Uncertainties Related to Going Concern

As of December 31, 2011, we had $437.0 million of long-term debt outstanding consisting of our $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there is no outstanding balance, our senior secured term loan credit facility in an outstanding principal amount of $313.2 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra in an outstanding principal amount of $4.5 million, which matures on June 1, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test which are tested quarterly. We are required to meet a leverage ratio of 6.00x at December 31, 2011, which reduces to 5.75x at June 30, 2012. Our leverage ratio at December 31, 2011 is 5.49x. We are required to meet an interest coverage ratio of 1.25x at December 31, 2011 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio is 1.65x at December 31, 2011. We are currently in compliance with the covenants under our senior secured credit facility for the quarterly period ended December 31, 2011. We expect to maintain compliance under the covenants of our senior secured credit facility for the next twelve months. See more discussion in the “Liquidity and Capital Resources” section contained herein.

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

To qualify as a LTAC hospital under Medicare, the Centers for Medicare & Medicaid Services (“CMS”) requires that a hospital meet certain criteria, including:

1.	primarily providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay;

2.	monitoring each individual patient’s criteria for appropriateness of admission (to be completed within 48 hours of an admission) and continuation of care;

3.	having daily, active physician involvement with patient care;

4.	having an interdisciplinary team of healthcare professionals prepare and carry out individualized treatment plans for each patient; and,

5.	maintaining an inpatient average length of stay greater than 25 days for Medicare patients, measured annually over a cost report period.

CMS estimates that there are approximately 426 LTAC hospitals in the United States and that Medicare reimbursement to LTAC hospitals will be approximately $5.3 billion in the year beginning October 1, 2011. There are two general business models for operating LTAC hospitals—“hospital within a hospital” (“HIH”) facilities and freestanding facilities. The HIH model refers to facilities that lease space from a general acute care, or host, hospital but are independently licensed and operated, while freestanding LTAC facilities are not located in or on the campus of a general acute care hospital. In general, HIH facilities are much less expensive to develop than freestanding facilities, but they are typically smaller and subject to increased regulatory scrutiny by CMS to ensure their independence from their host hospitals.

Recent Regulatory Developments

Proposed Legislation

Legislation entitled the “Long-Term Care Hospital Improvement Act of 2011” was introduced into the United States Senate on August 2, 2011, and was subsequently referred to the Committee on Finance. This legislation, if signed into law, would implement certain patient and facility level criteria for LTAC hospitals, including core services that a LTAC hospital must offer, a standardized preadmission screening process, criteria specifically set forth for admission and continued stay in a LTAC hospital, and would require a LTAC hospital to meet additional classification criteria to continue to be paid under LTAC hospital payment methodologies. The legislation also sets forth four criteria for which 70% of the LTAC hospital’s Medicare fee-for-service discharges would be required to comply with at least one of the four. These four criteria include: (a) a length of stay of 25 days or greater, (b) a LTAC stay that includes ventilator services, (c) a LTAC hospital stay with three or more complications or comorbidities, or (d) a high cost outlier in the prior general acute hospital stay. These criteria would be phased in over a three year period. In addition to the facility and patient level criteria, the proposed legislation would repeal and prohibit CMS from the application of the enacted 25 Percent Rule regulations. These regulations provide for reduced reimbursement for Medicare patients discharged from LTAC hospitals who were admitted from a co-located hospital or a non-co-located hospital above certain thresholds. This legislation would also prohibit CMS from implementing a budget neutrality adjustment and a so-called very short stay outlier policy, both as proposed by CMS previously. It is not certain whether or not this legislation will be subsequently enacted into law or, if enacted, would be similar to the currently drafted legislation.

Middle Class Tax Relief and Job Creation Act of 2012

On February 22, 2012, the Middle Class Tax Relief and Job Creation Act of 2012 was enacted. As a result, Medicare’s reimbursement of bad debts will be reduced from 70% to 65% for cost reporting periods on or after October 1, 2012.

2011 Final Rule

On August 1, 2011, CMS published their annual payment update for LTAC hospitals for the 2012 rate year, which became effective for all discharges on or after October 1, 2011 (the “2011 Final Rule”). The 2011 Final Rule included a net increase in the standard federal rate of $623 to $40,222, or 1.6%, which was based on a market basket update of 2.9% less a 0.22% area wage level budget neutrality factor and the two adjustments required by the Patient Protection and Affordable Care Act (“PPACA”): the multifactor productivity adjustment of 1.0% and statutory payment rate reduction of 0.1%. The 2011 Final Rule also included a decrease in the high-cost outlier fixed-loss amount to $17,931 from $18,785. Additionally, the 2011 Final Rule included updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”). CMS estimated that the changes outlined above for the 2012 rate year, taken as a whole, would result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2011 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The 2011 Final Rule also established a new quality reporting program for LTAC hospitals in accordance with provisions of the Affordable Care Act and clarified CMS’ position that Medicare Advantage days, along with traditional Medicare fee-for-service program days, were to be included in the determination of whether a LTAC hospital meets the greater than 25 day average length of stay requirement. Furthermore, the 2011 Final Rule extended the application of the LTAC bed moratorium to LTAC hospitals developed under exceptions to the LTAC facility moratorium and proposed a rebasing of the market basket used by LTCH hospitals.

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

Equity investment by experienced private equity firm. We are controlled by investment funds associated with The Carlyle Group, which have invested approximately $176.7 million of equity into our company. The Carlyle Group is a leading, global private equity firm with approximately $147.0 billion under management and with extensive experience investing in a collection of portfolio companies across various sectors of the healthcare industry including services, payors, medical devices and products and pharmaceuticals. The Carlyle Healthcare Group includes 20 investment professionals worldwide with experience investing in highly regulated healthcare businesses at stages of development from early-stage venture investments to leveraged acquisitions.

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

Referral Process

Our patients are admitted to our facilities primarily from general acute care hospitals. Patients are typically referred to us by physicians, payor case managers and hospital discharge planners. Our facility administrators and marketing staff execute marketing and strategic plans directed at these referral sources. At each of our facilities, these efforts are under the direction of the facility administrator with significant support from our regional and corporate staff. Our hospital marketing staff works with specific doctors, hospital discharge planners and payor case managers to educate these referral sources on the clinical benefits of our programs and to encourage appropriate early intervention and transfer of medically complex patients.

Hospital Patient Admission

When a patient is referred to one of our facilities, a clinical evaluation is performed to determine the care required and whether the patient meets our medical necessity criteria. Based on the determinations reached in this clinical evaluation, an admission decision is made by the attending physician.

Upon admission, a transdisciplinary team reviews a new patient’s condition. The transdisciplinary team is comprised of a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. A case manager, the vast majority of whom are registered nurses, coordinates all aspects of the patient’s hospital stay and serves as a liaison with the patient’s insurance carrier’s staff when appropriate. The case manager communicates progress, resource utilization and treatment goals between the patient, the treatment team and the payor. The transdisciplinary team works with the attending physician throughout the patient’s hospital stay to make any necessary modification to the patient’s care plan during the stay, with the goal of achieving the optimal clinical outcome.

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

Facilities

As of December 31, 2011, we had eight HIH facilities and 19 freestanding facilities. We own two freestanding LTAC hospitals and lease the remaining LTAC hospitals. We generally seek ten to 15-year leases for our LTAC hospitals, with one or more five-year renewal options.

The following table lists our hospital facilities as of December 31, 2011:

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
Boise Intensive Care Hospital	Boise, Idaho	Freestanding	60	Leased
Colorado Acute Specialty Care Hospital	Denver, Colorado	Freestanding	63	Leased
LCH—Linwood Ave	Shreveport, Louisiana	Freestanding	65	Leased
LCH—Pierremont	Shreveport, Louisiana	HIH	30	Leased
LCH—Willis-Knighton	Shreveport, Louisiana	HIH	24	Leased
LCH of Chester County	West Chester, Pennsylvania	HIH	39	Leased
LCH of Dayton	Miamisburg, Ohio	HIH	44	Leased
LCH of Wisconsin	Pewaukee, Wisconsin	Freestanding	62	Leased

Facility Name	Location	Type	Licensed Beds	Owned/ Leased
LCH of North Carolina	Rocky Mount, North Carolina	HIH	50	Leased
LCH of North Texas—Dallas	Dallas, Texas	Freestanding	60	Leased
LCH of North Texas—Fort Worth	Fort Worth, Texas	Freestanding	80	Owned
LCH of North Texas—Plano	Plano, Texas	Freestanding	66	Leased
LCH of Pittsburgh	Pittsburgh, Pennsylvania	Freestanding	129	Owned
LCH of Pittsburgh—Alle-kiski	Natrona Hights, Pennsylvania	HIH	35	Leased
LCH of Pittsburgh—Suburban (1)	Pittsburgh, Pennsylvania	Freestanding	72	Leased
LCH of San Antonio	San Antonio, Texas	Freestanding	62	Leased
LCH of South Texas—North	McAllen, Texas	Freestanding	32	Leased
LCH of South Texas—McAllen	McAllen, Texas	Freestanding	62	Leased
Tahoe Pacific Hospital—Meadows	Reno, Nevada	HIH	39	Leased
Tahoe Pacific Hospital—West	Reno, Nevada	HIH	21	Leased
LifeCare Hospitals of Mechanicsburg	Mechanicsburg, Pennsylvania	Freestanding	68	Leased
LifeCare Specialty Hospital of North Louisiana	Ruston, Louisiana	Freestanding	40	Leased
LifeCare Specialty Hospital of North Louisiana—Farmerville	Farmerville, Louisiana	Freestanding	12	Leased
LifeCare Specialty Hospital of North Louisiana—Homer	Homer, Louisiana	Freestanding	18	Leased
Complex Care Hospital at Tenaya	Tenaya, Nevada	Freestanding	70	Leased
LifeCare Hospitals of Pittsburgh—Monroeville	Monroeville, Pennsylvania	Freestanding	87	Leased
Complex Care Hospital at Ridgelake	Sarasota, Florida	Freestanding	40	Leased

Total Facilities 27			1,430

(1)	Included in this location is the transitional care unit that includes 40 of the 72 licensed beds for the facility.

We lease our non-hospital facilities, including our corporate headquarters, which is located in Plano, Texas, and several other spaces related to administrative and operational support functions. We believe that our existing facilities are suitable to conduct our operations.

Employees

As of December 31, 2011, we employed approximately 4,500 people throughout the United States in the locations noted above.

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

Additionally, these agencies may review our compliance with various payment regulations, including enhanced medical necessity reviews of LTAC hospital cases pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), and conduct audits under CMS’s Recovery Audit Contractor (“RAC”) program. The RAC program has been made permanent and was expanded broadly to cover healthcare providers pursuant to the Tax Relief and Health Care Act of 2006. The results of the enhanced medical necessity reviews and the RAC program audits could have an adverse effect on our business, financial position, result of operations and liquidity. To the extent these reviews result in an adverse finding, we may contest the adverse finding vigorously; however, these matters can result in significant legal expense and consume our resources.

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

Overview of U.S. and State Government Reimbursements

Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, who are persons generally age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act and is administered primarily by the Department of Health and Human Services through its CMS. The Medicare program reimburses various types of providers, including LTAC hospitals, using different payment methodologies. We received from Medicare approximately 60.5% of our net patient service revenue in 2011.

The Medicare payment system for LTAC hospitals is currently based upon a Prospective Payment System (“PPS”) specifically designed for LTAC hospitals. LTAC hospital PPS is based upon discharged-based MS-LTC-DRGs. The basic form of payment under the LTAC hospital PPS provides for three potential payment amounts: (a) a short stay outlier payment, which applies to patients whose length of stay is less than 5/6 th of the geometric mean length of stay for that MS-LTC-DRG; (b) a full DRG payment which applies to patients whose length of stay is greater than 5/6th of the geometric mean length of stay and whose cost has not exceeded the amount of MS-LTC-DRG reimbursement plus a fixed cost outlier threshold established each year by CMS; and (c) a high cost outlier payment that will provide a partial coverage of costs for patients whose cost of care exceeds the MS-LTC-DRG reimbursement plus a fixed cost outlier threshold per discharge. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the sum of the MS-LTC-DRG payment amount plus a fixed cost outlier threshold per discharge.

Reimbursement for patients whose length of stay is less than 5/6th of the geometric mean length of stay is the lesser of (1) a per diem based upon the average payment for that MS-LTC-DRG, (2) the estimated costs of the patient’s stay, (3) the full MS-LTC-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under the short-term acute care in-patient payment system (“IPPS”) computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and per diem based upon the average payment for MS-LTC-DRG under LTAC PPS.

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

LTAC Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Less than 2% of our net patient service revenue for the year ended December 31, 2011 was derived from Medicaid programs.

Annual Payment Updates

2011 Final Rule

On August 1, 2011, CMS published their annual payment update for LTAC hospitals for the 2012 rate year, which became effective for all discharges on or after October 1, 2011 (the “2011 Final Rule”). The 2011 Final Rule included a net increase in the standard federal rate of $623 to $40,222, or 1.6%, which was based on a market basket update of 2.9% less a 0.22% area wage level budget neutrality factor and the two adjustments required by the PPACA: the multifactor productivity adjustment of 1.0% and statutory payment rate reduction of 0.1%. The 2011 Final Rule also included a decrease in the high-cost outlier fixed-loss amount to $17,931 from $18,785. Additionally, the 2011 Final Rule included updates to the weighting of MS-LTC-DRG. CMS estimated that the changes outlined above for the 2012 rate year, taken as a whole, would result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2011 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The 2011 Final Rule also established a new quality reporting program for LTAC hospitals in accordance with provisions of the Affordable Care Act and clarified CMS’ position that Medicare Advantage days, along with traditional Medicare fee-for-service program days, were to be included in the determination of whether a LTAC hospital meets the greater than 25 day average length of stay requirement. Furthermore, the 2011 Final Rule extended the application of the LTAC bed moratorium to LTAC hospitals developed under exceptions to the LTAC facility moratorium and proposed a rebasing of the market basket used by LTCH hospitals.

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

The 2009 Final Rule

On July 31, 2009, CMS issued its final annual payment update for LTAC hospitals for the 2010 rate year, which became effective for all discharges on or after October 1, 2009 (the “2009 Final Rule”). The 2009 Final Rule included a net increase in the standard federal rate of $783 to $39,897, or 2.0%, which was based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The 2009 Final Rule also included a decrease in the high-cost outlier fixed-loss amount to $18,425 from $22,960. Additionally, the 2009 Final Rule included updates to the weighting of MS-LTC-DRGs, which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS estimated that the changes for the 2010 rate year, taken as a whole, would result in an increase of 3.3% in Medicare reimbursement to LTAC hospitals.

The 2009 Final Rule also finalized the interim final rule issued on June 3, 2009 as described below, as well as the June 3, 2009 supplement to the proposed rule previously published by CMS on May 1, 2009. This rule updated the rate year 2010 LTAC- PPS payments by revising the table of MS-LTC-DRG relative weights for the rate year 2010, which was based on the amended fiscal year 2009 weights. These changes have been taken into account in CMS’s impact calculations outlined above.

2009 Interim Final Rule

On June 3, 2009, CMS published an interim final rule whereby CMS adopted a new table of MS-LTC-DRGs relative weights for all discharges from LTAC hospitals on or after June 3, 2009 through the remainder of fiscal year 2009, which ended on September 30, 2009 (the “2009 Interim Final Rule”). CMS indicated in the interim final rule that it misapplied its established methodology in the calculation of the budget neutrality factor in determining the relative weights for the 2009 fiscal year. Accordingly, CMS revised the MS-LTC-DRG relative weights with this interim final rule to correct the misapplication. The initial budget neutrality factor used by CMS was 1.04186, which CMS states was calculated using unadjusted recalibrated relative weights rather than using the normalized relative weights. The revised calculation resulted in a budget neutrality factor of 1.0030401. The application of this revised budget neutrality factor resulted in a reduction in the relative weights of approximately 3.9% for the 2009 fiscal year (beginning October 1, 2008). There are certain regulatory restrictions that prevent a retroactive correction of this calculation adjustment; therefore, CMS only applied the corrected weights to LTAC hospital discharges occurring on or after June 3, 2009 through September 30, 2009.

Other Regulatory Changes

Budget Control Act of 2011

On August 2, 2011, Congress created the Joint Select Committee on Deficit Reduction. The purpose of this committee was to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012 to 2021. However, the committee was not successful in creating legislation to obtain the $1.5 trillion in deficit reduction, and as a result, $1.2 trillion in domestic and defense spending reduction is scheduled to automatically begin February 1, 2013. Medicare provider payments are subject to the automatic spending reductions, subject to a 2% cap, which we believe will result in a 2% reduction to our claims submitted to Medicare after February 1, 2013. This could have a material impact on our business, financial position, results of operations or liquidity.

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

LTAC Hospital Facility Admission and Moratorium Regulations

Effective for cost reporting years beginning on or after October 1, 2004, LTAC hospitals operated as HIH facilities and freestanding LTAC hospitals located within 250 yards of an acute care hospital, became subject to new regulations that reduced reimbursement for certain admissions. Subject to certain exemptions under the regulations, the facilities subject to these rules receive lower rates of reimbursement for those Medicare patients admitted from their host hospitals in excess of a specified percentage of the HIH’s total admitted patients. For new HIH facilities, the Medicare admissions threshold was established at 25%. For HIH facilities that met specified criteria and were in existence as of October 1, 2004, the Medicare admissions threshold was being phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004. The regulations provide exceptions to the Medicare admissions threshold for (i) patients who have reached “outlier” status at the referring short-term acute care hospitals, (ii) HIH facilities located in a metropolitan statistical area (“MSA”) dominant hospital, and (iii) HIH facilities located in rural areas.

For cost reporting periods beginning or after July 1, 2007, CMS expanded the 25 Percent Rule to apply to any Medicare patients admitted from any individual hospital in excess of the specified threshold. This expanded application subjects free-standing LTAC hospitals, grandfathered HIHs and grandfathered satellites to the Medicare percentage threshold payment adjustment, as well as HIHs that admit Medicare patients from non-co-located hospitals. Grandfathered HIHs refer to certain HIHs that were in existence on or before September 30, 1995, and grandfathered satellite facilities refer to satellites of grandfathered HIHs that were in existence on or before September 30, 1999.

On December 29, 2007, the SCHIP Extension Act was signed into law and became effective for cost reporting periods beginning after December 29, 2007. This legislation provided for, among other things:

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

4)	a three-year period during which certain types of LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a MSA may admit up to 75% of their patients from such urban single hospital or MSA dominant hospital and still be paid according to the LTAC prospective payment system; and

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

On February 17, 2009, legislation known as the American Recovery and Reinvestment Act of 2009 (“2009 Act”) was signed into law. This legislation included certain amendments to the SCHIP Extension, including the application of the moratorium granted to LTAC hospitals regarding the 25 Percent Rule as it applies to certain grandfathered LTAC satellite hospitals. Prior to the 2009 Act amendment, CMS’s interpretation of the moratorium provisions was such that grandfathered “satellites” were excluded from the moratorium; however, the 2009 Act clarified that the provisions of the moratorium are applicable to “grandfathered” LTAC satellite hospitals.

As of December 31, 2011, two of our HIH facilities were subject to admission limitations at the 25% level for both co-located and non-co-located referrals. Five of our HIH facilities were subject to admission limitations at the 25% level for non-co-located referrals. As a result of the phase-in of the admission limitations and certain grandfathering and SCHIP Extension Act provisions, all of our other HIH facilities have limitations ranging from 50% to 100%. These admission limitation rules have not had a significant effect on our 2011, 2010 or 2009 financial results. The PPACA, together with the Health Care and Education Affordability Reconciliation Act of 2010, added a two-year extension of the LTAC provisions originally included in the Medicare, Medicaid and SCHIP Extension Act.

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

Our Compliance Committee is made up of members of our senior executives and staff. The Compliance Committee meets on a periodic basis and reviews the activities, reports and operation of our compliance program. In addition, any significant compliance initiatives are presented to the board of directors. Finally, our Chief Compliance Officer reports quarterly to our board of directors to review the activities, reports and operation of our compliance program.

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

We completed a refinancing of our previous senior secured credit facility with a new $257.5 million senior secured credit facility and a new $30.0 million revolving credit facility on February 1, 2011. On May 17, 2011, we entered into an amendment to the senior secured credit facility to provide for an additional $47.2 million in new senior secured term loans to finance the acquisition of LTAC hospitals from HealthSouth Corporation. This new credit facility contains a new required interest coverage ratio and a maximum leverage ratio requirement that became effective for the trailing-12 month period ended December 31, 2011.

The amount of our outstanding indebtedness, the high interest rates applicable to our indebtedness and the restrictive covenants in the agreements governing our indebtedness increase the difficulty of operating on a profitable basis and may limit our operating and financial flexibility.

We are required to make mandatory payments on our outstanding indebtedness, which requires us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and in the industry. The amount of our indebtedness and the high interest rates applicable to our indebtedness increase the difficulty of operating on a profitable basis.

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

We currently lease seven of our hospitals from Health Care REIT, Inc. under our Master Lease Agreements. Our failure to comply with the provisions of any of our Master Lease Agreements with Health Care REIT, Inc. would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Health Care REIT, Inc. include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our businesses.

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

During 2011, 2010 and 2009, we derived 60.5%, 59.2% and 57.1%, respectively, of our net patient service revenue from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems have been proposed or may be proposed and could be adopted, either in Congress or by CMS. Because these kinds of changes may be adopted at any time, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, any increases in Medicare reimbursement rates established by CMS may not fully reflect increases in our operating costs. Other changes in regulations relating to how we conduct our operations could also result in increased expenses or reduced net revenues. See “Business—Government Regulations.”

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

Our operations are heavily concentrated in Texas, Pennsylvania and Louisiana, which makes us sensitive to economic, regulatory, environmental and other developments in Texas, Pennsylvania and Louisiana.

For the twelve months ended December 31, 2011, 32.3%, 19.9% and 10.4% of our revenues were generated in Texas, Pennsylvania and Louisiana, respectively. Such a concentration increases the risk that, should any adverse economic, regulatory, environmental or other developments occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

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

We are dependent on the proper functioning and availability of our information systems. Although we have taken steps to protect the security and safety of our information systems, there can be no assurance that those measures will prevent damage or interruption to our systems and operations and we may incur losses associated with improper functioning or security breaches of our information systems. In addition, the 2009 Act sets a goal for the utilization of a certified electronic health record for each person in the United States by 2014. It establishes two federal advisory committees on health information technology through which the government will work with the private sector and consumer groups to develop the specifics of a nationwide health information network. In 2011 Medicare and Medicaid began to provide certain financial incentives to eligible hospitals for “meaningful” use of health information technology. However, beginning in 2015, eligible hospitals not using certified products in a meaningful way will be subject to penalties. Currently, LTAC hospitals are not considered “eligible” hospitals for purposes of qualifying for incentives or being subject to penalties under the 2009 Act. Nevertheless, we may incur substantial costs to maintain information systems that continue to conform to regulatory standards.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2011, we leased eight HIH facilities, 17 freestanding hospitals, and our corporate headquarters. Additionally, we owned two freestanding hospitals.

We generally seek ten to fifteen-year leases for our LTAC hospitals, with one or more renewal options ranging from five to 15 years.

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

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

LifeCare Holdings, Inc. (the “Company”) is wholly-owned by LCI Holdco, LLC (“Holdco”), which is a wholly owned subsidiary of LCI Intermediate Holdco, Inc. (“Intermediate Holdco”), which is a wholly-owned subsidiary of LCI Holding Company, Inc., (“Holdings”), all of which are privately owned. There is no public trading market for our equity securities or for those of Holdco, Intermediate Holdco, or Holdings. As of March 15, 2012, there were nine holders of Holdings’ common stock. In addition, HealthCare REIT, Inc. held a warrant to purchase 6.25% of Holdings’ common stock.

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

	Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Statement of Operations Data:

Net patient service revenue	$415,408	$358,252	$360,311	$351,971	$322,215

Salaries, wages and benefits	199,066	168,166	168,538	165,975	156,125
Supplies	42,016	36,506	34,422	35,522	33,460
Rent	32,221	25,808	25,531	25,579	21,644
Other operating expenses	94,991	80,479	84,977	80,787	80,257
Provision for doubtful accounts	6,899	6,397	5,795	5,234	4,740
Depreciation and amortization	9,002	9,645	10,712	11,595	11,254
Goodwill impairment charge	—	—	—	18,600	38,834
Exit cost	2,296	—	—	—	—
Loss (gain) on early extinguishment of debt	2,772	—	(5,184)	(9,526)	—
Loss on disposal of assets	2,973	782	126	92	—
Interest expense, net	57,711	28,243	31,238	37,783	35,911

Total expenses	449,947	356,026	356,155	371,641	382,225

Operating income (loss)	(34,539)	2,226	4,156	(19,670)	(60,010)
Equity in income (loss) of joint venture	435	726	(408)	—	(695)

Income (loss) before income taxes	(34,104)	2,952	3,748	(19,670)	(60,705)
Provision for income taxes	732	321	786	1,400	77

Net income (loss)	$(34,836)	$2,631	$2,962	$(21,070)	$(60,782)

Balance Sheet Data (end of period):
Cash and cash equivalents	$11,569	$54,570	$46,681	$25,262	$17,816
Working capital	25,519	72,683	59,920	37,886	48,166
Total assets	512,485	477,197	479,646	462,830	481,756
Total debt	436,985	395,912	398,462	387,244	396,263
Stockholder’s equity (deficit)	(46,316)	(11,480)	(17,279)	(20,549)	233
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$(2,484)	$16,018	$13,720	$12,295	$(9,851)
Investing activities	(42,819)	(3,958)	(7,218)	(9,284)	(16,376)
Financing activities	2,302	(4,171)	14,917	4,435	10,793
Capital expenditures	3,983	3,958	5,812	13,106	47,480
Ratio of earnings to fixed charges (1)	N/A	1:1.1	1:1.1	N/A	N/A

	Year Ended December 31,
	2011	2010	2009	2008	2007
Other Operating Data:
Number of HIH hospitals (end of period)	8	8	8	9	9
Number of freestanding hospitals (end of period)	19	12	11	11	10

Number of total hospitals (end of period)	27	20	19	20	19
Licensed LTAC beds (end of period)	1,390	1,057	1,059	1,079	1,009
Licensed transitional care unit beds (end of period)	40	—	—	—	—
Total licensed beds (end of period)	1,430	1,057	1,059	1,079	1,009
Average of total licensed beds	1,210	1,058	1,072	1,062	961
LTAC admissions	9,331	8,141	7,953	8,292	7,999
Transitional care unit admissions	72	—	—	—	—
LTAC patient days	264,225	229,999	225,559	234,367	229,479
Transitional care unit patient days	1,853	—	—	—	—
LTAC occupancy rate	60.5%	59.6%	57.6%	60.3%	65.4%
Transitional care unit occupancy rate	39.9%	—	—	—	—
Percent net patient service revenue from Medicare	60.5%	59.2%	57.1%	61.2%	64.6%
Net patient service revenue per patient day	$1,561	$1,558	$1,597	$1,502	$1,404

(1)	In the years ended December 31, 2011, 2008 and 2007, earnings were insufficient to cover fixed charges by $34,104, $19,670 and $60,705, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of LTAC hospitals in the United States. As of December 31, 2011, we operated 27 hospitals located in ten states, consisting of eight “hospital within a hospital” facilities (20% of beds) and 19 freestanding facilities (80% of beds). Through these 27 long-term acute care hospitals, we operate 1,390 licensed LTAC beds and 40 transitional care beds, and employ approximately 4,500 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

In connection with the Transactions, we borrowed $255.0 million under a senior credit facility and issued $150.0 million principal amount of senior subordinated notes. We also entered into a revolving credit facility (“Revolver”) that provided up to $75.0 million (amended to $60.0 million in 2007) of borrowing capacity. The senior credit facility and revolver were refinanced in 2011. See our discussion of the refinancing in the Liquidity and Capital Resources section herein.

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

Recent Trends and Events

Hospital Openings and Closings

On December 1, 2011, we purchased selected assets of a long-term acute care hospital operated by Vibra Specialty Hospital (“Vibra”) located in Dallas, Texas for approximately $10.9 million, less adjustments for certain equipment items and liabilities assumed. We relocated 60 beds from our existing Dallas location into Vibra’s facility and discontinued operations in our existing facility.

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

The results of operations of the Facilities are included in our consolidated results of operations beginning August 1, 2011. The assets acquired and liabilities assumed of the Facilities were recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of the Facilities (and the related estimated lives of depreciable tangible and identifiable intangible assets) required a significant amount of judgment. The initial allocation of the purchase price has been determined based upon the analysis performed. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, and market diversification. The goodwill associated with this transaction is fully deductible for income tax purposes.

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which included the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon the Health Care REIT, Inc.’s investment amount multiplied by the greater of (i) a spread over the trading yield on 10-year U.S. Treasury Notes, or (ii) 9.71%, and is subject to an annual inflation adjustment. In addition, on August 1, 2011 we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of such parent’s common stock on August 1, 2011, with an exercise price of $0.01 per share.

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

Regulatory Matters

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenue generated directly from the Medicare program approximated 60.5%, 59.2% and 57.1% of total net patient service revenue for the twelve months ended December 31, 2011, 2010, and 2009, respectively. Net patient service revenue generated from non-Medicare payors were substantially from commercial payors.

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

Insurance Arrangements

Under a number of our insurance programs, including employee health, general and professional liability and workers’ compensation, we self-insure a portion of our losses. In these cases, actuarial methods are used in estimating the losses, which we accrue for in the accounting period. These actuarial estimates of losses are prepared at least annually. There are many factors used in determining these actuarial estimates, including amount and timing of historical loss payments, severity of individual cases, and anticipated volume of services provided. The amounts of any ultimate actual payments for general and professional liabilities and workers’ compensation liabilities may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities, which could result in an adjustment to operating expenses in future periods.

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

We determined that there was no impairment for the years ended December 31, 2011, 2010 and 2009.

Impairment of Long-Lived Assets

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Business Combinations

We have accounted for our acquisitions under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. We record goodwill for the portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired. We make estimates and judgments to determine the fair value of assets acquired and liabilities assumed in business combinations. These estimates and judgments may be adjusted during the measurement period, but in no case beyond one year from the acquisition date. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach and market approach. We also make assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, the regulatory and legal environment, and industry and economic trends. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations.

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

Results of Operations

A historical summary of operations for the twelve months ended December 31, 2011, 2010, and 2009 appears below (in thousands):

	2011	2010	2009
Net patient service revenue	$415,408	$358,252	$360,311

Salaries, wages, and benefits	199,066	168,166	168,538
Supplies	42,016	36,506	34,422
Rent	32,221	25,808	25,531
Other operating expenses	94,991	80,479	84,977
Provision for doubtful accounts	6,899	6,397	5,795
Depreciation and amortization	9,002	9,645	10,712
Exit cost	2,296	—	—
Loss (gain) on early extinguishment of debt	2,772	—	(5,184)
Loss on disposal of asset	2,973	782	126
Interest expense, net	57,711	28,243	31,238

Total expenses	449,947	356,026	356,155

Operating income (loss)	(34,539)	2,226	4,156
Equity in income (loss) of joint venture	435	726	(408)

Income (loss) before income taxes	(34,104)	2,952	3,748
Provision for income taxes	732	321	786

Net income (loss)	$(34,836)	$2,631	$2,962

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
Number of hospitals within hospitals (end of period)	8	8	8
Number of freestanding hospitals (end of period)	19	12	11

Number of total hospitals (end of period)	27	20	19
Licensed LTAC beds (end of period)	1,390	1,057	1,059
Licensed transitional care unit beds (end of period)	40	—	—
Total licensed beds (end of period)	1,430	1,057	1,059
Average of total licensed beds (1)	1,210	1,058	1,072
LTAC average length of stay	28.3	28.5	28.2
Transitional care unit average length of stay	25.7	—	—
LTAC admissions	9,331	8,141	7,953
Transitional care unit admissions	72	—	—
LTAC patient days	264,225	229,999	225,559
Transitional care unit patient days	1,853	—	—
LTAC occupancy rate	60.5%	59.6%	57.6%
Transitional care unit occupancy rate	39.9%	—	—
Percent net patient service revenue from Medicare	60.5%	59.2%	57.1%
Percent net patient service revenue from commercial payors and Medicaid (2)	39.5%	40.8%	42.9%
Net patient service revenue per patient day	$1,561	$1,558	$1,597

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than three percent for each of the years presented.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues

Our net patient service revenue of $415.4 million for the year ended December 31, 2011, increased by $57.2 million, or 16.0%, from the comparable period in 2010. Patient days increased by 36,079, or 15.7%, while admissions increased by 1,262, or 15.5%, for the year ended December 31, 2011, as compared to the same period in 2010. On a same store basis, which excludes the hospitals acquired from HealthSouth and the new transitional care unit, patient days increased by 5,991, or 2.6%, and admissions increased by 160, or 2.0%, for the year ended December 31, 2011, as compared to the same period in 2010.

The increase of $57.2 million in net patient service revenue was attributable to an increase of $41.7 million from the recently acquired hospitals and the new transitional care unit and an increase of $15.5 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $9.4 million attributable to an increase in patient days, a net increase of $3.4 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, and a favorable variance of $2.7 million as the result of the increase in net patient service revenue on a per patient day basis. During the years ended December 31, 2011 and 2010, we recorded reductions in net patient service revenue of $0.9 million and $4.3 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day during the years ended December 31, 2011 and 2010, was $1,561 and $1,558, respectively. However, exclusive of the cost report reimbursement adjustments and results of the new hospitals and the new transitional care unit, net patient service revenue per patient day for the years ended December 31, 2011 and 2010, was $1,587 and $1,576, respectively.

Total Expenses

Total expenses increased by $93.9 million to $449.9 million for the year ended December 31, 2011, as compared to the same period in 2010. A portion of this increase was attributable to the addition of the recently acquired hospitals and new transitional care unit. On a same store basis, total expenses increased $51.2 million for the year ended December 31, 2011, as compared to the same period in 2010.

The same store increase of $51.2 million in expenses was primarily attributable to an increase of $29.5 million in net interest expense, a $5.3 million loss related to the exit cost and write off of disposed assets related to the relocation of one of our facilities, a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during the period and $3.2 million of expenses associated with the acquisition of the new hospitals. The remaining $10.4 million increase in expenses was principally attributable to an increase of $10.9 million in salary, wages and benefits during the 2011 period. This increase was the result of an increase of $2.7 million in employee healthcare cost during the period, the increase in patient days during the period and other annual inflationary increases. The $29.5 million increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement and interest on the additional borrowing related to the purchase of the new hospitals. The term loan facility at December 31, 2011 and 2010, was $313.2 million and $241.6 million, respectively, and had an average interest rate of 13.05% and 4.65% for the years ended December 31, 2011 and 2010, respectively.

Income Tax Expense

For the year ended December 31, 2011, we recorded income tax expense of $0.7 million which represented the estimated income tax liability for certain state income taxes based on gross margins or taxable income at the individual state level. The federal and state income tax expense for 2011 and 2010 is less than expected due primarily to changes in the valuation allowance on deferred tax assets as of December 31, 2011 and 2010.

Net Income

For the year ended December 31, 2011, we reported a net loss of $34.8 million as compared to net income of $2.6 million for the year ended December 31, 2010. As discussed previously, this change of $37.4 million was principally the result of higher net interest expense and the fees and expenses incurred associated with the debt refinancing and acquisitions occurring during the 2011 period.

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

As a result of impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we completed a refinancing of our previous senior secured credit facility with a new senior secured credit facility that consisted of an initial $257.5 million senior secured term loan (subject to paid-in-kind interest options as discussed below) and a new $30.0 million senior secured revolving credit facility on February 1, 2011 (the “Credit Agreement”). The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our existing senior secured credit facility and revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we have the right to request additional term loan commitments of up to $50.0 million. This right was exercised in connection with the HealthSouth acquisition, which occurred on August 1, 2011, as previously discussed.

As of December 31, 2011, we had $437.0 million of long-term debt outstanding consisting of our $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there was no outstanding balance, our senior secured term loan credit facility in an outstanding principal amount of $313.2 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra in an outstanding principal amount of $4.5 million, which matures on June 1, 2013. The revolving credit facility includes sub-facilities for letters of credit, of which $5.6 million was outstanding. Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit. We also had capital lease obligations of $0.5 million with varying maturities. The full amount available under the initial term loan facility was used in connection with the February 1, 2011 refinancing.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At December 31, 2011, the weighted average interest rate applicable to the $313.2 million outstanding under our term loan facility was 13.65%.

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

The Credit Agreement also imposes certain financial covenants on us including: minimum cumulative consolidated EBITDA requirements that began with the first fiscal quarter of 2011 and continued through the end of the third fiscal quarter of 2011; a maximum ratio of 6.0x consolidated EBITDA to total senior secured indebtedness tested quarterly on a trailing 12 month basis, beginning on the last day of the fourth quarter of 2011; and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly on a trailing 12 month basis beginning on the last day of the fourth fiscal quarter of 2011. The maximum leverage ratio is scheduled to adjust to 5.75x beginning with the trailing four quarter period ending June 30, 2012.

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

Capital Expenditures

We anticipate that we will incur capital expenditures of approximately $6.0 million in 2012 based on our current plans, primarily for ongoing maintenance expenditures in our existing facilities. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

For the year ended December 31, 2011, operating activities used $2.5 million in cash compared to generating $16.0 million for the year ended December 31, 2010. This use of cash during the 2011 period was principally the result of the expenditures incurred during the period associated with the refinancing of our senior secured credit agreement and the facility acquisitions during 2011, along with the build-up of working capital associated with the recently acquired facilities, as working capital accounts were primarily retained by the sellers. Accounts receivable increased by $31.0 million during 2011 as compared to an increase of $4.2 million during 2010. The recently acquired hospitals and new transitional care unit contributed $29.5 million of this increase Days of net patient service revenue in net accounts receivable at December 31, 2011 was 69.2 as compared to 70.6 at December 31, 2010. Accounts payable and accrued expenses increased by $19.1 million in 2011 compared to a decrease of $3.3 million in 2010, primarily due to the timing of interest payments associated with our senior secured credit facility, the timing of bi-weekly payroll funding requirements, and the increase in expenditures as a result of the recently acquired hospitals and the new transitional care unit. Estimated third party payor settlements increased by $5.0 million in 2011 compared to a decrease of $5.6 million in 2010.

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

For the year ended December 31, 2009, operating activities generated $13.7 million in cash. The increase in cash provided by operations as compared to 2008 was partially the result of net income in 2009 as compared to a net loss during 2008. Accounts receivable increased by $8.5 million during 2009 as compared to an increase of $5.1 million during 2008. Days of net patient service revenue in net accounts receivable at December 31, 2009 was 69.2 as compared to 67.0 at December 31, 2008. Accounts payable and accrued expenses decreased by $1.6 million in 2009 compared to an increase of $12.9 million in 2008, due in part to the timing of payments of interest expense associated with our senior secured credit facility through the rate setting process, and in part due to the timing of bi-weekly payroll funding requirements. Estimated third party payor settlements increased by $3.7 million in 2009 compared to an increase of $0.5 million in 2008.

Cash used in investing activities was $42.8 million during 2011, primarily related to the acquisitions completed during 2011, as previously discussed.

Cash used in investing activities was $4.0 million during 2010, primarily to purchase property and equipment.

Cash used in investing activities was $7.2 million during 2009. We used $5.8 million to purchase property and equipment during 2009. In addition, $1.4 million was loaned to our joint venture in Muskegon, Michigan, as discussed previously.

Cash provided by financing activities was $2.3 million during 2011 as compared to cash used in financing activities of $4.2 million in 2010. The increase included proceeds of $257.5 million from the refinancing of the senior secured credit facility and an additional $47.2 million in new senior secured term loans in relation to the HealthSouth acquisition previously discussed, offset by outflows to pay down the previous senior secured credit facility and scheduled payments on the current secured credit facility. We also paid down $35.0 million for the outstanding balance under the previous revolving line of credit. During 2011 we made payments of $22.3 million for deferred financing cost associated with the debt refinance and new senior secured term loans utilized for the hospitals acquired from HealthSouth.

Cash used in financing activities during 2010 was $4.2 million, principally for payments of long-term debt and capital leases and payments on the lease financing obligation.

Cash provided by financing activities during 2009 was $14.9 million. This included $25.0 million in borrowings under the revolving line of credit. This was offset by $8.4 million in payments of notes payable and long-term debt, which included $5.8 million paid for the early retirement of $11.2 million in face value of senior subordinated notes.

At December 31, 2011, we had cash and cash equivalents of $11.6 million and working capital of $25.5 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Year
Contractual Obligation(1)	Total	2012	2013-2014	2015-2016	2017 and beyond
Senior secured credit facility(3)	$313,182	$3,047	$6,094	$304,041	$—
9 1/4 % senior subordinated notes	119,299	—	119,299	—	—
Note payable	4,504	2,865	1,639	—	—
Capital lease obligations	503	414	51	38	—

Total debt	437,488	6,326	127,083	304,079	—
Interest(2)	187,729	53,494	90,116	44,119	—
Operating leases	602,260	33,017	57,021	47,099	465,123
Other obligations	628	378	250	—	—

Total contractual obligations	$1,228,105	$93,215	$274,470	$395,297	$465,123

(1)

This table does not include payments that we are required to make under a management agreement with an affiliate of The Carlyle Group. Under that agreement we pay an annual management fee initially set at $500,000. See “Certain Relationships and Related Transactions—Management Agreement.”

(2)

The interest obligations were calculated using interest rates as of December 31, 2011 of approximately 13.65% for the senior secured term loans and the stated interest rate of 9 1/4% for the senior subordinated notes. See the “Liquidity and Capital Resources” section.

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

Inflation

We derive a substantial portion of our revenue from the Medicare program. LTAC hospital PPS payments are fixed payments that generally are adjusted annually for inflation. However, there can be no assurance that these adjustments, if received, will reflect the actual increase in our costs for providing healthcare services. As discussed previously, the 2011 Final Rule issued by CMS for LTAC hospitals included a 1.6% increase in the standard federal rate, while the 2010 Final Rule included a decrease of 0.5% in the standard federal rate.

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

At December 31, 2011, we had $313.2 million in senior term loans outstanding and a borrowing availability of $30 million under our revolving credit facility, each bearing interest at variable rates. This excludes the letters of credit outstanding of $5.6 million that reduce our borrowing capacity of our revolving credit facility, as they have fixed rates and have maturity dates over the next year. Each 0.125% point change in interest rates would result in a $0.4 million change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn. We currently have no outstanding interest rate swap agreements; however, in the future, we may enter into interest rate swap agreements, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded accurately, and processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. We acquired several new facilities during 2011. Accordingly, management’s evaluation excluded the operations of the following subsidiaries acquired during 2011 with total assets of approximately $63.3 million and approximately $40.9 million of revenues included in our consolidated financial statements as of December 31, 2011:

•	LifeCare Hospitals of Mechanicsburg

•	LifeCare Specialty Hospital of North Louisiana

•	LifeCare Specialty Hospital of North Louisiana – Homer

•	LifeCare Specialty Hospital of North Louisiana – Farmerville

•	LifeCare Hospitals of Pittsburgh – Monroeville

•	Complex Care Hospital at Tenaya

•	Complex Care Hospital at Ridgelake

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our executive officers and directors as of December 31, 2011.

Name	Age	Position(s)
Phillip B. Douglas	53	Chairman of the Board of Directors and Chief Executive Officer
Grant B. Asay	53	Executive Vice President of Operations
Chris A. Walker	43	Chief Financial Officer
Erik C. Pahl	45	General Counsel, Chief Compliance Officer
Catherine A. Conner	55	Senior Vice President of Human Resources

Name	Age	Position(s)
T. Brian Callister, M.D.	50	National Medical Director
Karen H. Bechtel	62	Director
Stephen H. Wise	39	Director
William Hamburg	62	Director
William P. Johnston	67	Director
William H. McMullan, Jr.	33	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers, as of December 31, 2011.

Phillip B. Douglas has served as Chairman and Chief Executive Officer since March 2011. He previously served as President from April 2008 to March 2011. From January 2006 to April 2008, he served as our Chief Financial Officer. Prior to joining LifeCare, Mr. Douglas was Chief Financial Officer of Workscape, Inc., a private-equity owned company, from 2000 until 2005. From 1996 until 1999 Mr. Douglas was founder and Chief Executive Officer of Management and Technology Solutions, Inc., a developer and provider of IT solutions to physician organizations. From 1992 to 1995 Mr. Douglas was the Chief Financial Officer and Co-Founder of HealthSpring, Inc., a physician practice management company that was later acquired by The MetraHealth Companies (“MetraHealth”). MetraHealth was ultimately acquired by United HealthCare Corporation, where Mr. Douglas served as Senior Vice President of Finance for the combined companies from 1995 to 1996.

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

T. Brian Callister, M.D. is a Board Certified Internal Medicine and Hospitalist specialist, and he currently serves as our National Medical Director. He is the Chairman of Clinical Outcome Benchmarks for the Acute Long Term Hospital Association (ALTHA), and is both the President of the Nevada State Medical Association and the Nevada State Chairman for the American Medical Association’s (AMA) Organized Medical Staff Section (OMSS). He has served as a Clinical Associate Professor of Medicine at the University of Nevada for over 20 years and is a nationally recognized lecturer on multiple subjects including Long Term Acute Care and Hospitalist programs. Additionally, Dr. Callister was named to the Center for Medicare and Medicaid Services (CMS) Technical Expert Panels for both Long Term Acute Care and Inpatient Rehabilitation Facilities. Recently, Dr. Callister was nominated as one of Modern Healthcare’s 50 Most Influential Physician Executives for 2012.

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

The following analysis relates to compensation for each person who served as our Chief Executive Officer, our Chief Financial Officer and the three other executive officers who were the most highly compensated for the year ended December 31, 2011. We refer to these individuals collectively as our “Named Executive Officers.” On March 3, 2011, G. Wayne McAlister retired as Chairman and Chief Executive Officer and Phillip B. Douglas was promoted to Chairman and Chief Executive Officer. Except as otherwise noted, our discussion in this Item 11 refers to the Named Executive Officers in their respective positions as of December 31, 2011.

Overview of Compensation Process. The Board of Directors sets the compensation of our executive officers, evaluates their performance and administers our incentive plans. Our securities are not listed on a stock exchange. Accordingly, we are not subject to stock exchange corporate governance standards, such as the requirement to establish a compensation committee. Although Mr. McAlister served on our Board of Directors prior to his retirement as our Chief Executive Officer in March 2011, and Mr. Douglas, our current Chief Executive Officer, now serves on our Board of Directors, neither Mr. McAlister nor Mr. Douglas participated in the determination of his own compensation.

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

Compensation Program for 2011. Based on our compensation philosophy, the Board determined that we should provide executive officers with compensation comprised of three primary elements: (1) base salary; (2) annual performance awards payable in cash; and (3) long-term equity incentive awards. The analysis regarding the establishment of these three components of executive compensation for 2011 is set forth below.

Base Salary. In 2011, our company was a party to employment agreements (“Employment Agreements”) with our Named Executive Officers. While the Employment Agreements established a base salary for each of these executive officers, their salaries are subject to adjustment after their initial term by the Board of Directors in its sole discretion. Each year, the Board reviews and approves salaries for our executive officers, including those executive officers who are parties to an Employment Agreement. The Board seeks to provide base salaries for our executive officers appropriate to their experience, professional status, job responsibilities and performance. The Board’s decision also takes into account factors such as prior year salary, tenure, performance, responsibilities and salaries paid by other companies. However, the Board did not “benchmark” the salaries of our executive officers to those of other companies or groups of companies. The Board also considers recommendations presented to the Board by the Chief Executive Officer with respect to the salaries of the other executive officers. Based on these factors, the Board approved base salaries for our Named Executive Officers for 2011 in the amounts shown in the table below.

Name	Title	Base Salary for 2011
G. Wayne McAlister	Former Chief Executive Officer, Chairman of the Board	$500,000	(1)
Phillip B. Douglas	Chief Executive Officer, Chairman of the Board	550,000	(2)
Grant B. Asay	Executive Vice President of Operations	301,500
Chris A. Walker	Chief Financial Officer	301,500
Catherine A. Conner	Senior Vice President of Human Resources	250,000
Erik C. Pahl	General Counsel, Chief Compliance Officer	235,000

(1)	Mr. McAlister received total salary in 2011 in the amount of $226,923, which represents salary through June 1, 2011, the last day of the transaction period following his retirement on March 3, 2011.

(2)	Mr. Douglas received total salary in 2011 in the amount of $507,089, which represents salary through March 2, 2011 based on an annual base salary rate of $339,518 and salary from March 3, 2011 (the day on which he became our Chief Executive Officer and Chairman of the Board) to December 31, 2011, based on an annual base salary rate of $550,000.

Performance-Based Cash Incentive Awards. In addition to base salary, performance-based cash incentives are provided to our executive officers based on the extent to which performance targets are met. The Board believes these bonuses reward executives for achieving our shorter-term goals and values. The Board established target cash incentive opportunities for 2011. Seventy-five percent (75%) of our Named Executive Officers’ incentive opportunity was based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity to be paid at the discretion of the Board of Directors.

For 2011, the base target incentive opportunity was equal to 60% of base salary for our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Operations and 50% of base salary for our General Counsel, Chief Compliance Officer and our Senior Vice President of Human Resources. No amounts would be paid unless target EBITDA was achieved. The plan also provided for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. Our Chief Executive Officer and Chief Financial Officer were eligible to receive a maximum performance-based cash incentive of 100% of base salary. The incremental performance-based cash incentive would be earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Based on the foregoing criteria, the Board reviewed our performance and individual performance objectives of the Named Executive Officers and determined that no cash incentive awards would be paid to the Named Executive Officers with respect to the year ended December 31, 2011.

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

During the year ended December 31, 2011, no new options or restricted shares were granted to the Named Executive Officers other than an option to purchase 450,000 shares (with a term of 10 years and an exercise price of $2.50 per share) and a restricted stock award of 100,000 shares of our common stock granted to Mr. Douglas upon his becoming our Chief Executive Officer.

Retirement Plan. All employees of our company are eligible to participate in our 401(k) plan, and can contribute up to 50% of their base salary (subject to statutory limitations). Prior to 2010, we had the discretion to match up to 33.3% of the first six percent of eligible employee contributions to our 401(k) plan. The matching contributions were made in cash and vested over a three-year period. For the years ended December 31, 2010 and 2011, matching contributions were suspended; however, in a future period, we may make a one-time matching contribution on a discretionary basis or we may reinstate the matching program.

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

As of December 31, 2011, we had Employment Agreements in place with each of our Named Executive Officers. In general, the agreements with our Chief Executive Officer, Executive Vice President of Operations and Chief Financial Officer provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If such executive officer’s employment is terminated by us “without cause” or by the executive officer for “good reason” (each as defined in the executive officer’s Employment Agreement), the executive officer is entitled to receive: (1) all accrued benefits, (2) a severance payment equal to a continuation of his annual base salary for a period of one to two years, (3) a potential bonus amount; and (4) payment of health insurance benefits for one to two years following the date of termination. If such executive officers are terminated as a result of death or disability, the executive officer is entitled to receive accrued salary, unpaid bonus and a bonus (pro-rated through the termination date) and other benefits required by applicable law or our employee benefit plans. Under her agreement, our Senior Vice President of Human Resources is entitled to receive 18 months of salary upon her death or termination of employment due to disability. Our General Counsel, Chief Compliance Officer, is entitled to six months of salary if his employment is terminated by death, by us because of his disability, by us “without cause” or if the term of his agreement expires based on our nonrenewal. The following table summarizes severance payments and bonuses provided for under our Employment Agreements with our Named Executive Officers as of December 31, 2011. The table also summarizes severance payments and bonuses provided for under our Employment Agreement with Mr. McAlister, our former Chief Executive Officer. However, actual payments made to Mr. McAlister following his retirement in March 2011 are described below under “2011 Separation Agreement with Mr. McAlister; Amendments to Agreements with Mr. Douglas.”

Name	Title	Severance Payment Equal to Annual Base Salary for this Period	Bonus Amount Upon Termination Without Cause or by NEO for Good Reason
G. Wayne McAlister	Former Chief Executive Officer	2 years	2 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Phillip B. Douglas	Chief Executive Officer	2 years	2 times the lesser of 60% of base salary on date of termination or the annual bonus paid in respect of the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Grant B. Asay	Executive Vice President of Operations	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Chris A. Walker	Chief Financial Officer	1 year	The lesser of 60% of base salary on date of termination or the annual bonus paid in the immediately preceding year (or if no such annual bonus was paid to him in respect of the preceding fiscal year, $0)*

Catherine A. Conner	Senior Vice President of Human Resources	18 months	None

Erik C. Pahl	General Counsel, Chief Compliance Officer	6 months	None

*	If employment was terminated as a result of his death or disability, the bonus amount would be a pro-rated amount determined by multiplying the target annual bonus he would have been eligible to receive if he had continued to serve for the full fiscal year by a fraction, the numerator of which is the number of days he was employed in the fiscal year divided by 365.

In April 2008, we entered into transaction bonus agreements with certain members of our management, including Messrs. McAlister, Douglas, Asay and Walker, and Ms. Conner. Mr. Asay’s agreement was amended with his promotion to Executive Vice President of Operations on September 22, 2009. Mr. Pahl entered into the transaction bonus agreement on February 28, 2010. The transaction bonus agreements will provide a one-time bonus opportunity in connection with a change of control transaction (“Transaction Bonus Opportunity”). The Transaction Bonus Opportunity for Mr. McAlister ranged from 1x to 15x of his base salary at the time the transaction bonus agreement was entered into by Mr. McAlister and our company. However, the separation agreement entered into by Mr. McAlister and our company following his retirement in as Chief Executive Officer (described below under “2011 Separation Agreement with Mr. McAlister; Amendments to Agreements with Mr. Douglas”) provided that Mr. McAlister will no longer be entitled to benefits under the transaction bonus agreement. As of December 31, 2011, the Transaction Bonus Opportunity for Mr. Douglas, as a multiple of his base salary as of March 3, 2011, ranged from 1x to 14x base salary. As of December 31, 2011, the Transaction Bonus Opportunity for each of Messrs. Asay, Walker and Pahl, and Ms. Conner, as a multiple of such Named Executive Officer’s base salary at the time the transaction bonus agreement was entered into, ranged from approximately 1x to 7x for Mr. Asay, from approximately 1x to 10x for Mr. Walker, from approximately 0.35x to 1.75x for Ms. Conner and from approximately 0.33x to 1.67x for Mr. Pahl. The actual amount to be paid will be based on the value associated with our company upon a change of control.

The following table provides the amount of potential cash severance payable and the estimated value of continuing insurance benefits to each of the Named Executive Officers, based on the assumption that the Named Executive Officer’s employment terminated on December 31, 2011, under circumstances that entitled the Named Executive Officer to the maximum potential severance payment immediately thereafter. The table also includes the value of accelerated vesting of options and restricted stock if severance rights are triggered pursuant to a change of control event. Finally, the table includes the maximum Transaction Bonus Opportunity available to Messrs. Douglas, Asay, Walker and Pahl, and Ms. Conner, as of December 31, 2011. The terms of the separation agreement between Mr. McAlister and our company entered into following his retirement as Chief Executive Officer are described below under “2011 Separation Agreement with Mr. McAlister; Amendments to Agreements with Mr. Douglas.”

Name	Title	Amount of Potential Severance Benefits(1)	Estimated Value of Insurance Benefits	Acceleration of Stock Options and Restricted Stock(2)	Maximum Transaction Bonus Opportunity
G. Wayne McAlister	Former Chief Executive Officer	$—	$—	—	$—

Phillip B. Douglas	Chief Executive Officer	1,100,000	75,938	—	7,500,000

Grant B. Asay	Executive Vice President of Operations	301,500	37,939	—	2,100,000

Chris A. Walker	Chief Financial Officer	301,500	37,969	—	2,100,000

Catherine A. Conner	Senior Vice President of Human Resources	375,000	—	—	375,000

Erik C. Pahl	General Counsel, Chief Compliance Officer	117,500	—	—	375,000

(1)

The Employment Agreements with Messrs. Douglas, Asay and Walker provide for potential bonus payments if their employment is terminated by us without cause, they terminate employment for good reason or we terminate them within twelve months of a change in control. However, because no bonus was paid with respect to 2010, assuming termination as of December 31, 2011, no bonus would have been payable to them.

(2)

As of December 31, 2011, the stock option exercise price of $2.50 per share exceeded the per share fair value of the underlying common stock and the fair value of restricted stock was nominal based on our valuation. Accordingly, no amounts are shown in this column attributable to the acceleration of stock options or accelerated vesting of restricted stock as of December 31, 2011.

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

On March 17, 2011, we entered into a separation agreement with Mr. McAlister. The separation agreement provided for the accelerated vesting of Mr. McAlister’s restricted stock award covering 400,000 shares of our common stock and the cancellation of all of Mr. McAlister’s vested stock options. In addition, the separation agreement provided for Mr. McAlister to remain employed by us for a transition period ending on June 1, 2011, and for Mr. McAlister to receive his base salary and continuation of participation in our group medical, dental and life insurance plans during such transition period. The separation agreement provided that no further compensation or benefits will be owed or paid to Mr. McAlister under his employment agreement or his transaction bonus agreement, except as otherwise provided in the separation agreement. The separation agreement provided for certain continuing indemnification and directors’ and officers’ insurance, as well as continuing obligations of Mr. McAlister with respect to confidentiality, return of our company’s property, non-competition, non-solicitation and assignment of intellectual property.

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

Salaries for 2012. The salaries as of December 31, 2011 for our Named Executive Officers currently remain unchanged for 2012. Our Employment Agreements as of December 31, 2011 with our Named Executive Officers also remain in effect for 2012.

Performance-Based Cash Incentive Awards – Targets for 2012. As previously discussed, in addition to base salary, performance-based cash incentives are provided to our Named Executive Officers based on the extent to which performance targets are met. The Board has established target cash incentive opportunities for 2012. Seventy-five percent (75%) of our Named Executive Officers’ incentive opportunity will be based on the achievement of target EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization, with the remaining 25% of the incentive opportunity paid in the discretion of the Board of Directors.

For 2012, the base target incentive opportunity will be equal to 60% of base salary for our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations, 50% for our Senior Vice President of Human Resources and 35% for our General Counsel, Chief Compliance Officer. No amounts will be paid unless target EBITDA is achieved. The plan also provides for the payment of incremental performance-based cash incentives to the extent actual EBITDA exceeds target EBITDA. The Chief Executive Officer and Chief Financial Officer are eligible to receive a maximum performance-based cash incentive of 100% of base salary. The incremental performance-based cash incentive is earned on a pro-rata basis for EBITDA in excess of 100% of target up to a maximum of 110% of target.

Summary Compensation Table

for the Year Ended December 31, 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)(4)	Total ($)
G. Wayne McAlister Chairman of the Board and Chief Executive Officer (since 4/15/08 and 1/14/08, respectively)(5)	2011	226,923	—	—	—	—	—	—	226,923
	2010	500,000	—	—	—	—	—	—	500,000
	2009	500,000	440,000	—	—	—	—	12,502	952,502

Phillip B. Douglas President (since 4/15/08; Executive Vice President and Chief Financial Officer from 1/30/06 to 4/15/08)(5)	2011	507,089	—	—	—	—	—	24,623	531,712
	2010	337,228	—	—	—	—	—	23,842	361,070
	2009	325,000	286,000	—	—	—	—	29,545	640,545

Grant B. Asay Executive Vice President of Operations (since 9/22/09 and Regional VP of Operations from June 2006 to Sept. 2009)	2011	299,530	—	—	—	—	—	—	299,530
	2010	292,858	—	—	—	—	—	—	292,858
	2009	262,850	250,800	—	—	—	—	15,745	529,395

Chris A. Walker Chief Financial Officer (since 4/15/08) and CAO (from 6/22/98 to 4/15/08)	2011	287,143	—	—	—	—	—	—	287,143
	2010	246,204	—	—	—	—	—	—	246,204
	2009	235,228	207,400	—	—	—	—	15,933	458,561

Catherine A. Conner Senior Vice President of Human Resources	2011	245,056	—	—	—	—	—	3,071	248,127
	2010	229,983	—	—	—	—	—	3,055	233,038
	2009	220,961	131,800	—	—	—	—	15,687	368,448
Erik C. Pahl General Counsel, Chief Compliance Officer (since 8/28/09)	2011	233,492	—	—	—	—	—	—	233,492
	2010	228,540	—	—	—	—	—	25,000	253,540
	2009	70,094	—	—	—	—	—	90	70,184

(1)	Bonuses shown for a specified year relate to amounts earned during that year but which were paid during the following year.

(2)

Amounts relate to the aggregate grant date fair value of stock awards. The value of these shares was nominal on the grant dates. See note 4 to the consolidated financial statements for a discussion of the valuation of our stock awards.

(3)

This column represents the aggregate grant date fair value of the option awards. These amounts do not correspond to the actual value that may be recognized by the Named Executive Officer. The actual value, if any, the Named Executive Officer may realize upon exercise of the options will depend on the excess of the calculated stock price over the exercise price on the date the options are exercised. See note 4 to the consolidated financial statements for a discussion of the valuation of our option awards.

(4)

For 2011, All Other Compensation of Mr. Douglas and Ms. Conner includes travel cost reimbursement and related taxes of $24,623 and $3,071, respectively. For 2010, All Other Compensation of Mr. Douglas and Ms. Conner includes travel cost reimbursement and related taxes of $23,842 and $3,055, respectively. For 2010, All Other Compensation of Mr. Pahl included his sign-on bonus of $25,000. For 2009, All Other Compensation of Mr. Douglas and Ms. Conner includes travel cost reimbursement and related taxes of $11,041 and $2,640, respectively, along with insurance payments and our 401(k) matching contribution. For 2009, All Other Compensation of Mr. McAlister, Mr. Asay and Mr. Walker includes insurance payments and our 401(k) matching contribution.

(5)	On March 3, 2011, Mr. McAlister retired as Chairman and Chief Executive Officer and Mr. Douglas was named Chairman and Chief Executive Officer.

Grants of Plan-Based Awards. During 2011, no new options were granted to our Named Executive Officers, other than an option to purchase 450,000 shares granted to Mr. Douglas upon his becoming our Chief Executive Officer. Each option has a term of 10 years, vests in three equal annual installments commencing on the first anniversary of the date of grant and has an option price equal to $2.50 per share, which was in excess of the fair market value of our stock at the date of grant. The options are designed to facilitate our efforts to retain our executive officers as well as provide incentive to maximize their performance on our behalf. Additionally, Mr. Douglas was granted a restricted stock award covering 100,000 shares of our common stock. This award vests in three equal annual installments beginning on March 24, 2010.

The following table summarizes plan-based awards granted to Named Executive Officers during the year ended December 31, 2011.

Name	Title	Grant Date	Number of Restricted Shares	Number of Shares Underlying Options	Grant Date Fair Value ($)(1)
G. Wayne McAlister	Former Chief Executive Officer	—	—	—	—

Phillip B. Douglas	Chief Executive Officer	3/3/11	100,000	450,000	—

Grant B. Asay	Executive Vice President of Operations	—	—	—	—

Chris A. Walker	Chief Financial Officer	—	—	—	—

Catherine A. Conner	Senior Vice President of Human Resources	—	—	—	—

Erik C. Pahl	General Counsel, Chief Compliance Officer	—	—	—	—

(1)

Amounts relate to the aggregate grant date fair value of restricted stock awards and option grants, which was nominal based on our valuation. See note 4 to the consolidated financial statements for a discussion of the valuation of the company’s stock awards. Grant date fair value does not correspond to the actual value that may be recognized by the Named Executive Officer.

Agreements with Named Executive Officers. During the year ended December 31, 2011, our company was a party to Employment Agreements with the Named Executive Officers as described below.

Agreements with Former Chief Executive Officer. Prior to his retirement, our Employment Agreement with Mr. McAlister provided for an initial term of two years, subject to automatic one year renewals thereafter unless the agreement was terminated in accordance with its terms. Pursuant to the Employment Agreement, Mr. McAlister was entitled to receive an annual base salary ($500,000 in 2011) and was eligible for an annual bonus based on the achievement of performance objectives established by our board. The target amount of the annual bonus was 60% of his base salary and the maximum amount of the annual bonus was 100% of his base salary. In 2008, we granted Mr. McAlister an option to purchase 1,000,000 shares of our common stock for $2.50 per share. All options granted by us, including Mr. McAlister’s option, have been granted with an exercise price not less than fair value at date of grant. The Employment Agreement also provided that he would receive a restricted stock award of up to 400,000 shares if certain 2008 financial targets were attained. Based on the attainment of these targets, Mr. McAlister was granted 400,000 restricted shares on March 24, 2009. In addition, the Employment Agreement provided that Mr. McAlister could earn an additional one-time bonus in connection with a change of control transaction in an amount ranging from a multiple of 1x to 15x his base salary. If Mr. McAlister was terminated other than for cause or resigned voluntarily for good reason, he was entitled to receive continued salary and bonus for two years, with the amount of the annual bonus equal to the lesser of 60% of his base salary in effect on the date of termination or the annual bonus paid to him in the immediately preceding fiscal year. Under the agreement, Mr. McAlister was also subject to non-competition provisions, and to non-solicitation and certain confidentiality provisions for a period of two years following the termination of his employment.

In connection with Mr. McAlister’s retirement as Chairman and Chief Executive Officer, on March 17, 2011 we entered into a separation agreement with Mr. McAlister. The separation agreement provided for the accelerated vesting of Mr. McAlister’s restricted stock award covering 400,000 shares of our common stock and the cancellation of all of Mr. McAlister’s vested stock options. In addition, the separation agreement provided for Mr. McAlister to remain employed for a transition period ending on June 1, 2011 and for Mr. McAlister to receive his base salary during such transition period. The separation agreement provided that no further compensation or benefits will be owed or paid to Mr. McAlister under his Employment Agreement or his transaction bonus agreement, except as otherwise provided in the separation agreement. The separation agreement provided for certain continuing indemnification and directors’ and officers’ insurance, as well as continuing obligations of Mr. McAlister with respect to confidentiality, return of our company’s property, non-competition, non-solicitation and assignment of intellectual property.

Amended Employment Agreement with New Chief Executive Officer. On March 3, 2011, Mr. Douglas was named Chairman and Chief Executive Officer and we amended Mr. Douglas’ employment agreement. The amendment provides for an increase in his annual base salary to $550,000. It also provides that if Mr. Douglas is terminated other than for cause or resigns voluntarily for good reason, he will be entitled to receive continued salary and bonus for two years (or a lump sum payment in the case of any such termination within twelve months following a change of control), with the amount of the annual bonus equal to the lesser of 60% of Mr. Douglas’ base salary in effect on the date of termination or the annual bonus paid to him in respect of the immediately preceding fiscal year. Mr. Douglas is subject to non-competition, non-solicitation and certain confidentiality provisions for a period of two years following the termination of his employment. We also entered into an amended and restated transaction bonus agreement with Mr. Douglas on March 3, 2011 to increase the amount of the one-time bonus opportunity available to him under the agreement in connection with a change of control transaction from a range of approximately 1x to 15x his prior base salary to a range of approximately 1x to 14x his new base salary. The actual amount to be earned will be based upon the value associated with our company upon a change of control. On March 3, 2011, we also granted Mr. Douglas an option to purchase 450,000 shares of our common stock, with an exercise price of $2.50 per share, and a restricted stock award covering 100,000 shares of our common stock.

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

In general, the agreements with our new Chairman and Chief Executive Officer, Executive Vice President of Operations, and Chief Financial Officer provide for severance payments where the executive officer is terminated “without cause” or if the executive officer resigns with “good reason.” If such executive officer’s employment is terminated by us “without cause” or by the executive officer with “good reason,” (each as defined in the Employment Agreements), the executive officer is entitled to receive: (i) all accrued benefits; (ii) a severance payment equal to a continuation of his annual base salary for a period of one year to two years, (iii) payment of health insurance benefits for one year to two years; and (iv) a potential bonus amount. For Messrs. Asay and Walker (our Executive Vice President of Operations and Chief Financial Officer), such bonus amount equals the lesser of: (a) 60% of base salary, or (b) the bonus paid for the previous year. Mr. Douglas’ bonus amount would equal two times the lesser of: (a) 60% of base salary, or (b) the bonus paid for the previous year. If such executive officers are terminated as a result of death or disability, they are entitled to receive accrued salary, any unpaid bonus and a bonus (pro-rated through the termination date), and any other benefits required by applicable law or our employee benefit plans. Our Senior Vice President of Human Resources is entitled to 18 months salary if her employment is terminated to death or disability. Our General Counsel, Chief Compliance Officer is entitled to six months of salary if his employment is terminated by death, by us because of his disability, by us “without cause,” or if the term of his agreement expires based on our nonrenewal.

Management Incentive Plan. On November 4, 2005, our parent company’s board of directors and shareholders ratified the 2005 Equity Incentive Plan (“Plan”) that covers 2,860,000 shares of the our parent company’s common stock, and accordingly, our parent company has reserved a like number of shares out of its authorized, but unissued shares of common stock for issuance under the Plan. At December 31, 2011, there are 880,000 restricted stock awards and 1,691,250 million stock options to certain of our employees outstanding that have been approved by our Board. All stock options granted prior to August 11, 2006 pursuant to the Plan were granted with an exercise price of $10.00 per share and had 10-year terms. Stock option grants on and after August 11, 2006 (but before December 11, 2007), have been granted with an exercise price of $6.00 per share and have 10-year terms. On August 10, 2006, we cancelled and regranted the options granted prior to August 10, 2006. The exercise price of these options was lowered from $10.00 per share to $6.00 per share. No other changes were made to the terms and conditions of these options. On December 11, 2007, we cancelled and regranted all outstanding stock options. The exercise price of these options was lowered from $6.00 per share to $2.50 per share, but no other changes were made to the terms and conditions of these options. Based on the attainment of certain fiscal year 2008 financial targets, Mr. McAlister and Mr. Douglas were granted 400,000 shares and 300,000 shares, respectively, of restricted stock, which vest in three equal annual installments beginning on March 24, 2010. We granted an option to purchase 450,000 shares of our common stock (with a term of 10 years and an exercise price of $2.50 per shares) and a restricted stock award covering 100,000 shares (vesting in three equal annual installments beginning on March 24, 2010) to Mr. Douglas after he became our Chief Executive Officer in March 2011.

In connection with his retirement as Chairman and Chief Executive Officer on March 3, 2011, we entered into a separation agreement with Mr. McAlister. The separation agreement provides for the cancellation of all of Mr. McAlister’s outstanding stock options and the accelerated vesting of all of his shares of restricted stock.

Outstanding Equity Awards at Fiscal Year-End. The following table includes certain information with respect to the value of all unexercised options and restricted stock previously awarded to the Named Executive Officers at December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	No. of Shares or Units of Stock that Had Not Vested (#)	Market Value of Shares or Units of Stock that Had Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Had not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Had Not Vested ($)
G. Wayne McAlister(2)	—	—	—	—	—	2011	—	—	—	—
	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	—	—	—	—
	—	—	—	—	—	2008	—	—	—	—
Phillip B. Douglas	—	450,000	—	2.50	3/3/21	2011	33,334	—	—	—
	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	100,000	—	—	—
	277,500	92,500	—	2.50	3/25/18	2008	—	—	—	—
	50,000	—	—	2.50	12/11/17	2007	—	—	—	—
	130,000	—	—	2.50	8/11/16	2006	—	—	—	—
Grant B. Asay	—	—	—	—	—	2011	—	—	—	—
	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	—	—	—	—
	75,000	25,000	—	2.50	3/25/18	2008	—	—	—	—
	20,000	—	—	2.50	8/11/16	2006	—	—	—	—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Grant Year	No. of Shares or Units of Stock that Had Not Vested (#)	Market Value of Shares or Units of Stock that Had Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Had not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Had Not Vested ($)
Chris A. Walker	—	—	—	—	—	2011	—	—	—	—
	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	—	—	—	—
	72,000	24,000	—	2.50	3/25/18	2008	—	—	—	—
	15,000	—	—	2.50	12/11/17	2007	—	—	—	—
	15,000	—	—	2.50	8/11/16	2006	—	—	—	—
	24,000	—	—	2.50	8/11/15	2005	—	—	—	—
Catherine A. Conner	—	—	—	—	—	2011	—	—	—	—
	—	—	—	—	—	2010	—	—	—	—
	—	—	—	—	—	2009	—	—	—	—
	3,750	1,250	—	2.50	3/25/18	2008	—	—	—	—
	10,000	—	—	2.50	12/11/17	2007	—	—	—	—
	55,000	—	—	2.50	8/11/16	2006	—	—	—	—
Erik C. Pahl	—	—	—	—	—	2011	—	—	—	—
	—	—	—	—	—	2010	—	—	—	—
	20,000	20,000	—	2.50	8/28/19	2009	—	—	—	—

(1)	The per share fair value is nominal based upon our valuation.

(2)

On March 17, 2011, we entered into a separation agreement with Mr. McAlister which provides for the cancellation of all of Mr. McAlister’s outstanding stock options and the accelerated vesting of his shares of restricted stock.

Option Exercises and Stock Vested. The following table includes certain information with respect to restricted stock held by the Named Executive Officers that vested during the year ended December 31, 2011. During the year ended December 31, 2011, no options were exercised by the Named Executive Officers.

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
G. Wayne McAlister	—	—	266,667	—
Phillip B. Douglas	—	—	133,333	—
Grant B. Asay	—	—	—	—
Chris A. Walker	—	—	—	—
Catherine A. Conner	—	—	—	—
Erik C. Pahl	—	—	—	—

(1)	The per share fair value is nominal based upon our valuation.

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

The following table includes compensation awarded to the directors of our company during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation on Earnings	All Other Compensation ($)	Total ($)
Phillip B. Douglas(1)	—	—	—	—	—	—	—
Karen Bechtel (1)	—	—	—	—	—	—	—
William P. Johnston (2)	—	—	—	—	—	—	—
William Hamburg (3)	60,000	—	—	—	—	—	60,000
William H. McMullan, Jr. (1)	—	—	—	—	—	—	—
Stephen H. Wise (1)	—	—	—	—	—	—	—

(1)

Ms. Bechtel, Mr. McMullan, and Mr. Wise were all employed by The Carlyle Group, our principal stockholder, and Mr. Douglas was employed as our Chief Executive Officer during the year ended December 31, 2011, and did not receive separate compensation for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

(2)

Mr. Johnston elected to receive stock for his compensation for services provided during the year ended December 31, 2011, which he has elected to defer pursuant to the deferral option of the Director Deferred Compensation Plan. During 2011, his deferral account was credited with 24,000 shares at an agreed upon value of $2.50 per share. These shares have a nominal value based on our valuation used in our financial statements.

(3)	Mr. Hamburg received cash for services provided during the year ended December 31, 2011.

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

The following table sets forth information as of March 15, 2012, with respect to the beneficial ownership of our parent’s capital stock by (i) Mr. McAlister, our Chief Executive Officer until March 3, 2011, Mr. Douglas, our current Chief Executive Officer and each of the other Named Executive Officers; (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

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

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Outstanding Common Shares
Carlyle Partners, IV, L.P. (1)	17,020,000	94.6
G. Wayne McAlister	400,000	2.2
Phillip B. Douglas (2)	266,666	1.5
Karen H. Bechtel (3)	17,020,000	94.6
William Hamburg (4)	—	—
William H. McMullan Jr. (5)	—	—
William P. Johnston (6)	96,000	*
Stephen H. Wise (7)	—	—
All directors and named executive officers as a group (2) (8) (9)	17,782,666	98.8

*	Less than 1%.

(1)

Consists of 16,359,302 shares owned by Carlyle Partners, IV, L.P. and 660,698 shares owned by CP IV Coinvestment, L.P. The principal executive offices for Carlyle Partners, IV, L.P. and CP IV Coinvestment, L.P. are 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.

(2)	Includes the vested portion of the 400,000 restricted shares held by Mr. Douglas. Mr. Douglas’ restricted shares vest in three equal annual installments beginning on March 24, 2010.

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

(9)

In addition, Named Executive Officers hold vested options for the following shares: Mr. Douglas-457,500; Mr. Asay-95,000 shares; Mr. Walker-126,000 shares; Ms Conner-68,750 shares; and Mr. Pahl-20,000 shares.

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

ITEM 14.	Principal Accounting Fees and Services

During fiscal 2011 and 2010, we incurred the following fees for services performed by KPMG LLP, an independent registered public accounting firm:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$713,500	$532,283
Audit-Related Fees (2)	31,750	30,250
Tax Fees (3)	244,135	176,600

Total	$989,385	$739,133

(1)

The Audit Fees for the years ended December 31, 2011 and 2010, were for professional services rendered for the audits of the consolidated financial statements of our company, consents and assistance with reviews of documents filed with the SEC.

(2)	The Audit Related Fees are primarily for audits of our company’s 401(k) plan.

(3)	Tax Fees for the years ended December 31, 2011 and 2010 were for services related to tax compliance, tax planning, and tax advice on mergers and acquisitions and employee benefits.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LifeCare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeCare Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 30, 2012

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,569	$54,570
Accounts receivable, net of allowance for doubtful accounts of $8,477 and $11,293, respectively	91,364	67,275
Other current assets	10,244	5,975

Total current assets	113,177	127,820
Property and equipment, net	73,767	76,832
Other assets, net	22,706	8,763
Identifiable intangibles, net	38,323	15,440
Goodwill	264,512	248,342

Total assets	$512,485	$477,197

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$5,912	$1,931
Current installments of obligations under capital leases	414	838
Current installments of lease financing obligation	519	480
Estimated third party payor settlements	9,287	4,318
Accounts payable	30,991	25,452
Accrued payroll	9,806	6,480
Accrued vacation	6,589	4,658
Accrued interest	13,705	6,377
Accrued other	9,772	4,321
Income taxes payable	663	282

Total current liabilities	87,658	55,137
Long-term debt, excluding current installments	431,073	393,981
Obligations under capital leases, excluding current installments	89	425
Lease financing obligation, excluding current installments	19,038	19,558
Accrued insurance	4,102	4,032
Deferred income taxes	5,500	5,500
Other noncurrent liabilities	11,341	10,044

Total liabilities	558,801	488,677

Commitments and contingencies

Stockholder’s deficit:
Common stock $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(221,757)	(186,921)

Total stockholder’s deficit	(46,316)	(11,480)

	$512,485	$477,197

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Net patient service revenue	$415,408	$358,252	$360,311

Salaries, wages and benefits	199,066	168,166	168,538
Supplies	42,016	36,506	34,422
Rent	32,221	25,808	25,531
Other operating expenses	94,991	80,479	84,977
Provision for doubtful accounts	6,899	6,397	5,795
Depreciation and amortization	9,002	9,645	10,712
Exit cost	2,296	—	—
Loss (gain) on early extinguishment of debt	2,772	—	(5,184)
Loss on disposal of assets	2,973	782	126
Interest expense, net	57,711	28,243	31,238

Total expenses	449,947	356,026	356,155

Operating income (loss)	(34,539)	2,226	4,156
Equity in income (loss) of joint venture	435	726	(408)

Income (loss) before income taxes	(34,104)	2,952	3,748
Provision for income taxes	732	321	786

Net income (loss)	$(34,836)	$2,631	$2,962

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, December 31, 2008	$—	$171,965	$(192,514)	$(20,549)
Equity compensation	—	308	—	308
Net loss	—	—	2,962	2,962

Balance, December 31, 2009	—	172,273	(189,552)	(17,279)
Equity compensation	—	196	—	196
Settlement of purchase amortization	—	2,972	—	2,972
Net income	—	—	2,631	2,631

Balance, December 31, 2010	—	175,441	(186,921)	(11,480)
Net income	—	—	(34,836)	(34,836)

Balance, December 31, 2011	$—	$175,441	$(221,757)	$(46,316)

See Accompanying Notes to Consolidated Financial Statements

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(34,836)	$2,631	$2,962
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	16,836	11,984	13,026
Provision for doubtful accounts	6,899	6,397	5,795
Paid in kind interest	10,650	—	—
Loss (gain) on early extinguishment of debt	2,772	—	(5,184)
Loss on the disposal of assets	2,973	782	126
Equity in (income) loss of joint venture	(435)	(726)	408
Distributions from joint venture	1,160	—	—
Amortization of debt discount	51	—	—
Equity compensation amortization	—	196	308
Changes in operating assets and liabilities:
Accounts receivable	(30,988)	(4,169)	(8,495)
Income taxes	381	—	—
Other current assets	(2,743)	2,751	202
Other assets	(2,967)	480	484
Estimated third party payor settlements	4,969	(5,639)	3,726
Accounts payable and accrued expenses	21,427	(3,269)	(1,604)
Other noncurrent liabilities	1,367	4,600	1,966

Net cash provided by (used in) operating activities	(2,484)	16,018	13,720

Cash flows from investing activities:
Purchases of property and equipment	(3,983)	(3,958)	(5,812)
Investment in joint venture	—	—	(6)
Note receivable with joint venture	—	—	(1,400)
Payments for acquisitions	(38,836)	—	—

Net cash used in investing activities	(42,819)	(3,958)	(7,218)

Cash flows from financing activities:
Deferred financing cost	(22,291)	—	—
Borrowings on revolving credit facility	7,000	—	25,000
Payments on revolving credit facility	(42,000)	—	—
Proceeds from long-term debt	304,700	—	—
Payments of long-term debt	(243,780)	(2,550)	(8,381)
Payments on obligations under capital leases	(847)	(1,177)	(1,246)
Payments on lease financing obligation	(480)	(444)	(456)

Net cash provided by (used in) financing activities	2,302	(4,171)	14,917

Net increase (decrease) in cash and cash equivalents	(43,001)	7,889	21,419
Cash and cash equivalents, beginning of year	54,570	46,681	25,262

Cash and cash equivalents, end of year	$11,569	$54,570	$46,681

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$42,763	$26,358	$30,949
Net income taxes paid (received)	(351)	(1,143)	689
Noncash:
Equipment purchased through capital lease financing	86	598	—
Settlement of Merger related escrow	—	2,972	—
Investment in joint venture	—	—	94

See Accompanying Notes to Consolidated Financial Statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

On July 19, 2005, LifeCare Holdings, Inc. (the “Company”) entered into a merger agreement (the “Merger”) with Rainier Acquisition Corporation and LCI Holdco, LLC (“Holdco”), as discussed in note 3, resulting in the Company becoming a wholly owned subsidiary of Holdco. Holdco is a wholly owned subsidiary of LCI Holding Company, Inc., (“Holdings”) which is owned by an investor group that includes affiliates of The Carlyle Group and members of our board of directors.

(2) Liquidity and Uncertainties Related to Going Concern

As of December 31, 2011, we had $437.0 million of long-term debt outstanding consisting of our $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there is no outstanding balance, our senior secured term loan credit facility in an outstanding principal amount of $313.2 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable, as discussed in note 8, in an outstanding principal amount of $4.5 million, which matures on June 1, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test which are tested quarterly. We are required to meet a leverage ratio of 6.00x at December 31, 2011, which reduces to 5.75x at June 30, 2012. Our leverage ratio at December 31, 2011 is 5.49x. We are required to meet an interest coverage ratio of 1.25x at December 31, 2011 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio is 1.65x at December 31, 2011. We are currently in compliance with the covenants under our senior secured credit facility for the quarterly period ended December 31, 2011. We expect to maintain compliance under the covenants of our senior secured credit facility for the next twelve months. See more discussion in note 8.

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

(3) Merger and Related Transactions

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

The Merger agreement provided for additional purchase price consideration of $40.5 million that was contingent upon the resolution of certain specific issues. Through December 31, 2011, $40.3 million of the original amount had been settled and disbursed. The remaining funds in the escrow accounts will be disbursed upon resolution of the remaining contingent issues.

During the year ended December 31, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

In connection with the Merger, we entered into an agreement with The Carlyle Group to pay a $0.5 million annual advisory fee, which has been expensed each of the years ended December 31, 2011, 2010, and 2009.

(4) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of LifeCare Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Nature of Business

We develop and operate hospitals specializing in the treatment of critically ill or injured patients whose average length of stay exceeds 25 days. We operate these hospitals as freestanding facilities or as hospitals within hospitals (“HIH”), whereby space is leased from existing unrelated acute-care hospitals and separately licensed as one of our hospitals. At December 31, 2011, we operated 27 facilities and had operations in ten states. At December 31, 2010, we operated 20 facilities and had operations in nine states. At December 31, 2009, we operated 19 facilities and had operations in nine states.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

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

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as our company is managed as one operating segment, including, among other things, the level of review by segment management, organizational structure and the evaluation of similar economic characteristics. In calculating the fair value of the reporting unit, we use various assumptions including projected cash flows and discount rates. If projected future cash flows decline from the current amounts projected by management, additional impairments may be recorded. The annual evaluation was performed as of December 31, 2011, 2010, and 2009.

Intangible assets of our company that have a finite useful life, consisting primarily of non-compete agreements, are amortized over their respective estimated useful lives to their estimated residual values on a straight-line basis over 2-5 years and are reviewed for impairment annually, or more frequently if circumstances warrant a more timely review.

(j) Other Assets

Other assets are comprised primarily of deferred financing costs incurred in connection with the current senior secured credit facility and our senior subordinated notes. We account for amortization of deferred financing costs utilizing the effective interest method.

(k) Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

(l) Insurance Risks

We are liable for a portion of our losses under a number of our insurance programs, which primarily include general and professional liability risk, workers’ compensation and our employee health insurance programs. For these matters, we record estimated losses that may have been incurred in a respective accounting period utilizing actuarial methods. To the extent that subsequent actual claims costs vary from the historical provisions for losses as recorded, future earnings will be charged or credited.

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

We submit annual cost reports to the Medicare program, and these annual cost reports are subject to review and adjustment by the Centers for Medicare & Medicaid Services (“CMS”) through its fiscal intermediaries. These reviews may not occur until several years after a provider files its cost reports, and often result in adjustments to amounts reported by providers in their cost reports as a result of the complexity of the regulations and the inherent judgment that is required in the application of certain provisions of provider reimbursement regulations. Since these reviews of filed cost reports occur periodically, there is at least a reasonable possibility that recorded estimated Medicare reimbursement reflected in our consolidated financial statements and previously filed cost reports may change by a material amount in future periods. We recognize in our consolidated financial statements the impact of adjustments, if any, to estimated Medicare reimbursement when the amounts can be reasonably determined. Net revenue in the years ended December 31, 2011, 2010, and 2009 included increases/(decreases) of $0.4 million, $(0.1) million, and $1.7 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program relating to prior years.

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

We recognize tax positions which are more likely than not to be substained. We record accrued interest and penalties, if any, associated with uncertain tax positions as income tax expense in the consolidated statement of operations. We have determined that we have no uncertain tax positions as of December 31, 2011.

The federal statute of limitations remains open for tax years 2008 through 2010. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

(o) Stock Compensation

We estimate the fair value of awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the year ended December 31, 2011 was nominal, which was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 3.00%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant and award modification. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations as segregated between our senior officers and other grantees. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant and award modification. There were 450,000 options granted during the year ended December 31, 2011 (see note 14). There were no options granted during the year ended December 31, 2010. The weighted average fair value of options granted during the year ended December 31, 2009 was nominal.

The restricted stock awards are valued on the date of grant based on the fair value of our company. This value was determined to be nominal.

(p) Recent Accounting Pronouncements

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

In September 2011, the Financial Accounting Standards Board issued authoritative guidance that simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update became effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

(5) Acquisitions

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

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which includes the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon Health Care REIT, Inc.’s investment amount multiplied by the greater of (i) a spread over the trading yield on 10-year U.S. Treasury Notes, or (ii) 9.71%, and is subject to an annual inflation adjustment. In addition, on August 1, 2011 we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of Holdings’ common stock on August 1, 2011, with an exercise price of $0.01 per share.

The assets acquired and liabilities assumed of the Facilities have been recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed of the Facilities (and the related estimated lives of depreciable tangible and identifiable intangible assets) requires a significant amount of judgment. The initial allocation of the purchase price has been determined based upon the analysis performed. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, and market diversification. The goodwill associated with this transaction is fully deductible for income tax purposes.

In connection with this transaction, we recorded acquisition-related expenses of approximately $3.0 million in the year ended December 31, 2011. Acquisition-related expenses are included in other operating expenses in our consolidated statements of earnings.

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

The Facilities’ results of operations have been included in our consolidated financial statements prospectively beginning August 1, 2011. Our statement of earnings for the year ended December 31, 2011 includes net patient service revenues and operating net loss of approximately $40.9 million and $0.1 million, respectively, related to the Facilities.

On December 1, 2011, we purchased selected assets of a long-term acute care hospital from Vibra Specialty Hospital (“Vibra”), pursuant to an Asset Purchase Agreement. According to the agreement, we acquired substantially all of the inventory and equipment, along with some indentified liabilities. We financed the acquisition with a combination of $5.6 million available cash and a $5.0 million noninterest bearing note payable to Vibra. We recorded the note payable at its discounted net present value, as discussed in note 8. The note payable is to be paid in six equal quarterly payments of $0.8 million beginning March 1, 2012.

The assets acquired and liabilities assumed in the acquisition have been recognized at their acquisition date fair values. The allocation of the purchase price to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) requires a significant amount of judgment. The allocation of the purchase price has been determined based upon the analysis performed. Any premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale. The goodwill associated with this transaction is fully deductible for income tax purposes.

The following table presents the amounts we recognized as of the acquisition date for each major class of assets acquired and liabilities assumed in the transaction. Amounts are in thousands of dollars.

Consideration Transferred:
Cash paid	$5,574
Note payable, net of discount	4,453

Total purchase price	$10,027

Allocation of Purchase Price:
Equipment	$450
Other current assets	125
Identifiable intangible asset, non-compete agreement	929
Accrued employee paid-time-off	(36)
Other current liabilities	(283)

Total identifiable net assets	1,185
Goodwill	8,842

Fair value of total consideration transferred	$10,027

In connection with the acquisition, we relocated and merged our existing operations into the operating location formerly utilized by Vibra. In addition, we entered into an early termination agreement with the landlord for the lease of our former operating location whereby we will pay an early termination fee of $1.8 million, payable over an 18 month period. This fee, along with other costs associated with the abandonment of the facility, was accrued as exit cost as of December 31, 2011. We also recorded a loss of $3.0 million for the write-off of unamortized leasehold improvements and abandonment of equipment no longer in service associated with our former operating location.

The following pro forma information assumes the acquisitions had occurred at the beginning of the earliest period presented. Such results have been prepared by adjusting our historical results to include the results of operations, exit cost, depreciation, amortization of acquired definite-lived intangibles and incremental interest related to acquisition debt related to the entities acquired during the year. The pro forma results do not include any cost savings that may result from the combination of the Company’s and facilities acquired. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such period nor are they necessarily indicative of future results. Amounts are in thousands of dollars.

	Year ended December 31, 2011	Year ended December 31, 2010
	Pro Forma	Pro Forma
Net patient service revenues	$489,936	$473,818
Net income (loss)	$(19,456)	$2,306

(6) Property and Equipment

Property and equipment at December 31, 2011 and 2010 consist of the following (in thousands):

	Useful Life	2011	2010
Land		$4,134	$4,134
Buildings	20-35 years	51,333	50,889
Leasehold improvements	5-10 years	7,976	11,284
Furniture and equipment	3-20 years	60,740	57,699

		124,183	124,006
Accumulated depreciation and amortization		(50,416)	(47,174)

Property and equipment, net		$73,767	$76,832

Depreciation expense for property and equipment for the years ended December 31, 2011, 2010, and 2009 was $9.0 million, $8.9 million, and $9.6 million, respectively.

(7) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2011 and 2010 consist of the following (in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1,229	$(46)

Indefinite-lived intangible assets:
Goodwill	$264,512
Trademarks	14,490
Certificates of need	840
Accreditations	21,810

Total	$302,835

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$6,176	$(6,176)

Indefinite-lived intangible assets:
Goodwill	$248,342
Trademarks	14,490
Certificates of need	40
Accreditations	910

Total	$263,782

The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger and the acquisitions of operations from HealthSouth Corporation and Vibra Specialty Hospital, as discussed in note 5, were determined based primarily on our valuation. Amortization of intangible assets for the years ended December 31, 2011, 2010, and 2009 was $46,000, $0.7 million, and $1.1 million, respectively.

Estimated amortization expense is as follows: $0.3 million for the year 2012, $0.3 million for the year 2013, $0.3 million for the year 2014, $0.2 million for the year 2015, and $0.2 million in 2016. This amortization primarily related to the value associated with the non-compete agreements entered into in connection with acquisitions completed during 2011. The useful lives of the non-compete agreements are 4 to 5 years.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill at December 31, 2009, net of accumulated impairment losses of $169,034	$245,370
2010 activity	2,972

Goodwill at December 31, 2010	248,342
2011 activity	16,170

Goodwill at December 31, 2011, net of accumulated impairment losses of $169,034	$264,512

The Merger agreement provided for additional purchase price considerations that were contingent upon the resolution of certain specific issues. During the year ended December 31, 2010, goodwill was increased by $3.0 million due to distributions to the prior stockholders of our company from one of the escrow accounts, as the result of the resolution of a specific matter.

See discussion of the increase to goodwill during the year ended December 31, 2011 in note 5.

(8) Debt

Long-term debt at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Current senior secured credit facility-term loan	$313,182	$—
Previous senior secured credit facility-term loan	—	241,613
9 1/4 senior subordinated notes	119,299	119,299
Revolving credit facility	—	35,000
Note payable	4,504	—

Total long-term debt	436,985	395,912
Current installments of long-term debt	(5,912)	(1,931)

Long-term debt, excluding current installments	$431,073	$393,981

During the year ended December 31, 2009, we repurchased $11.2 million of our outstanding senior subordinated notes for $5.8 million. This resulted in us recording a $5.2 million gain, net of the write-off of $0.2 million of capitalized financing costs, on the early extinguishment of this indebtedness.

Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $5.6 million as of December 31, 2011. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our previous senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provide that we had the right to request additional term loan commitments of up to $50.0 million. See note 5 discussing the utilization of this right.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. The average interest rate for the term loan facility for the years ended December 31, 2011, 2010, and 2009 was 13.05%, 4.65%, and 5.33%, respectively, and the average rate at December 31, 2011 and 2010 was 13.65% and 4.54%, respectively.

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

The Credit Agreement also imposes certain financial covenants on us including: a maximum ratio of 6.0x consolidated EBITDA to total senior secured indebtedness tested quarterly, beginning on the last day of the fourth quarter of 2011; and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly beginning on the last day of the fourth fiscal quarter of 2011. The maximum leverage ratio is scheduled to adjust to 5.75x beginning with the trailing four quarter period ending June 30, 2012. The minimum interest coverage ratio is scheduled to adjust to 1.30x beginning with the trailing four quarter period ending March 31, 2013. We believe we are currently in compliance with the covenants of our senior secured credit facility.

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

Senior Subordinated Notes

On August 11, 2005, we sold $150.0 million of our 9 1/4% Senior Subordinated Notes (the “Notes”) due 2013. The Notes are unconditionally guaranteed on a senior subordinated basis by substantially all of our wholly owned subsidiaries (the “Subsidiary Guarantors”) on a joint and several basis, except for assets held by subsidiaries that have been designated as nonguarantor subsidiaries, as noted previously. See note 20 for the condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the nonguarantor subsidiaries. There are no restrictions on our ability to obtain funds from Subsidiary Guarantors. The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of our existing and future senior subordinated indebtedness and senior to all of our existing and future subordinated indebtedness.

We are currently entitled at our option to redeem all or a portion of the Notes at the principal amount on the redemption date, plus accrued interest to the redemption date

We are not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon the occurrence of any change of control of our company, each holder of the Notes shall have the right to require us to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

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

Note Payable

On December 1, 2011, in connection with the acquisition of operations from Vibra Specialty Hospital (“Vibra”), we entered into a $5.0 million note payable with Vibra. The note is noninterest bearing; therefore we have discounted the note using a rate based on our estimated incremental borrowing rate for a similarly structured debt. The note payable is paid in six equal quarterly payments of $0.8 million beginning March 1, 2012.

Other

Capitalized costs of $26.3 million incurred in obtaining financing under the credit facility including the revolving line of credit, the Notes, and the amendment to the credit facility as of December 31, 2011 are being amortized over the terms of the related debt using the effective interest method. The capitalized cost associated with the senior secured credit facility are being amortized through the accelerated maturity date of May 15, 2013, which is the maturity date in the event the senior subordinated notes are not refinanced, purchased or defeased in full prior to May 15, 2013.

Amortization expense for capitalized financing costs for the years ended December 31, 2011, 2010, and 2009 was $7.8 million, $2.3 million, and $2.2 million, respectively.

Maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

After New Senior Secured Credit Facility
2012	$5,912
2013	123,985
2014	3,047
2015	3,047
2016	300,994

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

Total future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

2012	$33,017
2013	29,257
2014	27,764
2015	24,797
2016	22,302
Thereafter	465,123

Total	$602,260

We are obligated under capital equipment leases that expire at various dates. At December 31, 2011 and 2010, equipment under capital leases included in property and equipment totaled $8.8 million, less accumulated amortization of $6.7 million, and $8.7 million, less accumulated amortization of $6.0 million, respectively. Future minimum lease payment obligations at December 31, 2011 under these leases are as follows (in thousands):

2012	$441
2013	44
2014	25
2015	25
2016	19

554
Amount representing interest	(51)

Total obligations under capital leases	503
Current installments of obligations under capital leases	(414)

Obligations under capital leases, excluding current installments	$89

For the years ended December 31, 2011, 2010, and 2009, amortization of approximately $0.7 million, $0.8 million, and $0.7 million, respectively, of equipment under capital leases was included in our depreciation and amortization expense.

We, as lessor, also sublease medical office space at our North Texas-Dallas facility. We have operating leases with tenants with initial terms of one to three years with varying renewal terms. Annual rents collected from these tenants approximate $0.2 million. Due to the move of this facility related to the Vibra acquisition, as discussed in note 5, these subleases have been terminated in 2012.

(10) Lease Financing Obligation

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

In connection with this facility and in accordance with the terms of the Nonguarantor Lease, we have $1.4 million in letters of credit outstanding at December 31, 2011, payable to the Health Care REIT, Inc. utilizing capacity available for letters of credit under our revolving credit agreement.

The Nonguarantor Tenant and any future subsidiaries established under Nonguarantor Tenant, will not be guarantors of the Senior Secured Credit Facility or the 9 1/4% Senior Subordinated Notes as discussed in note 8.

(11) Income Taxes

Income tax expense attributable to loss before income taxes consists of the following for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Current:
Federal	$—	$(265)	$—
State	732	586	786

Total current	732	321	786
Deferred	—	—	—

Total income tax provision	$732	$321	$786

A reconciliation of the expected federal income tax expense attributable to loss from continuing operations (computed by applying the federal corporate income tax rate of 35% to loss before income taxes) to actual income tax expense attributable to loss from continuing operations follows (in thousands):

	2011	2010	2009
Expected federal income tax (benefit) expense	$(11,936)	$1,033	$1,312
State income taxes, net of federal benefit	531	392	496
Other nondeductible expenses	107	76	76
IRS audit adjustments and other amendments	—	(167)	—
Other income tax expense (benefit)	(1)	5	12
Deferred tax asset valuation allowance	12,031	(1,018)	(1,110)

Actual income tax expense	$732	$321	$786

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows (in thousands):

	2011	2010
Deferred tax assets:
Accrued vacation expense	$2,438	$1,734
Accrued healthcare claims	883	483
Accrued compensation expense	1,095	764
Allowance for doubtful accounts	3,136	4,203
Debt and other interest	5,922	—
Accrued insurance	1,967	1,926
Net operating losses and credit carryforwards	12,520	7,853
Other	96	97

Total deferred tax assets before valuation allowance	28,057	17,060
Valuation allowance	(20,675)	(7,888)

Total deferred tax assets	7,382	9,172

Deferred tax liabilities:
Depreciation and amortization	(12,882)	(14,672)

Total deferred tax liabilities	(12,882)	(14,672)

Net deferred tax liabilities	$(5,500)	$(5,500)

Pursuant to federal income tax regulations, the Merger discussed in note 2 was considered to be a non-taxable transaction. As a result, we had approximately $6.0 million of tax deductible goodwill for federal income tax purposes. Net deferred tax liabilities relate to indefinite lived intangibles and therefore are all long-term.

At December 31, 2011 we had net operating loss carry forwards for federal income tax purposes of approximately $34.1 million, which are available to offset future taxable income, if any, through 2031.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deductible temporary differences giving rise to the deferred tax assets are deductible, management believes that it is not more likely than not that we will realize the benefits of these deductible temporary differences. Accordingly, a valuation allowance of $20.7 million has been recorded as of December 31, 2011.

(12) Insurance Arrangements

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

For the year ended December 31, 2011, we have an initial $1.5 million aggregate self-insured retention for professional and general liability claims. After obtaining the $1.5 million, it reverts to a $1.0 million self-insured retention per claim, along with excess liability coverage of $20.0 million. For the year ended December 31, 2010, self-insurance for professional and general liability claims generally was provided up to $1.0 million per occurrence, along with excess liability coverage of $20.0 million. Estimated liabilities for general and professional liability risks were $4.8 million at December 31, 2011 and $4.7 million at December 31, 2010.

Our workers’ compensation coverage was provided through a traditional fully insured plan for claims reported through August 14, 2011. Under this prior plan, the regular premiums covered the full cost of any workers’ compensation claims with no deductibles. Beginning August 15, 2011, the majority of our workers’ compensation incidents occurring on or after August 15, 2011 are now covered by a high-deductible plan whereby we are responsible for the first $0.3 million per claim. We used independent third party actuarial estimates as the basis to record the estimated ultimate liability under this plan as of December 31, 2011. The estimated liability associated with this high-deductible workers’ compensation plan was $0.5 million at December 31, 2011.

We are self-insured for employee health and dental claims up to an annual individual stop-loss limitation of $0.2 million with no lifetime maximum benefit. Estimated liabilities for employee health and dental claims were $2.4 million and $1.3 million at December 31, 2011 and 2010, respectively.

(13) 401(k) Savings Plan

Substantially all employees are eligible to participate in a profit sharing plan (“Plan”) sponsored by our company. The Plan, designed to qualify under Section 401(k) of the Internal Revenue Code, also provides for employee deferrals of compensation and discretionary company matching. For the years ended December 31, 2011 and 2010, matching contributions were suspended; however, in a future period, we may make a one-time matching contribution on a discretionary basis or we may reinstate the matching program. Employer contributions made to the Plan for the year ended December 31, 2009 totaled $1.2 million.

(14) Stock Options

At December 31, 2011, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the estimated fair value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

The year ended December 31, 2011 included no pre-tax compensation costs related to stock-based compensation arrangements. The years ended December 31, 2010, and 2009 $0.2 million and $0.3 million, respectively, of pre-tax compensation costs related to stock-based compensation arrangements.

	Number of Shares	Weighted average exercise price
Balance at December 31, 2008	2,370,000	$2.50
Granted	60,000	2.50
Cancellations	—
Exercised	—
Forfeited	(38,750)	2.50
Expired	(25,000)	2.50

Balance at December 31, 2009	2,366,250	$2.50
Granted	—
Cancellations	—
Exercised	—
Forfeited	(43,750)	2.50
Expired	(45,000)	2.50

Balance at December 31, 2010	2,277,500	$2.50
Granted	450,000	2.50
Cancellations	—
Exercised	—
Forfeited	(1,008,750)	2.50
Expired	(27,500)	2.50

Balance at December 31, 2011	1,691,250	$2.50

At December 31, 2011 and 2010, there were 1,053,000 and 1,538,916, respectively, stock options vested and exercisable. At December 31, 2011 and 2010, the weighted average exercise price of the vested stock options was $2.50, and the remaining weighted average contractual life of the vested stock options was 5.6 and 6.7 years, respectively. The vested stock option shares had no intrinsic value at December 31, 2011 and 2010.

As of December 31, 2011, there was no unrecognized compensation costs related to stock options. At December 31, 2011, the weighted average remaining contractual life of outstanding options was 6.6 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Number of unvested shares:
Outstanding at December 31, 2009	700,000	$—
Vested	(233,333)	—

Outstanding at December 31, 2010	466,667	$—
Granted	100,000
Vested	(433,333)	—

Outstanding at December 31, 2011	133,334	$—

In March 24, 2009, our former chief executive officer and former president were granted 400,000 and 300,000 shares, respectively, according to our restricted stock award agreement for meeting certain financial goals for the year ended December 31, 2008. The grant date per share fair value of these awards was nominal. The shares vest in three equal annual installments beginning on March 24, 2010.

On March 17, 2011, we entered into a separation agreement with our previous chief executive officer. The separation agreement provided for the accelerated vesting of his restricted stock award covering 400,000 shares of our common stock. On March 3, 2011, we entered into an amendment to our current chief executive officer’s employment agreement, which provided a restricted stock award covering 100,000 shares of our common stock. The shares vest in three equal annual installments beginning on March 24, 2010.

As of December 31, 2011, there was no unrecognized compensation costs related to restricted stock awards.

Warrants

In connection with the acquisition, as discussed in note 5, we granted warrants to purchase 1.3 million shares, or 6.25%, of Holdings’ common stock, with an exercise price of $0.01 per share to HealthCare REIT, Inc. The warrants expire on the later of December 31, 2026 or the termination of the lease agreement. These warrants were determined to have no value on the grant date.

(15) Fair Value of Financial Instruments

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $313.2 million and $119.3 million, respectively, at December 31, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $261.5 million and $92.5 million, respectively, at December 31, 2011. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $241.6 million and $119.3 million, respectively, at December 31, 2010. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $233.8 million and $85.9 million, respectively, at December 31, 2010. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The carrying value of the note payable related to the Vibra acquisition, see note 5, was $4.5 million at December 31, 2011. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $4.5 million at December 31, 2011. This valuation is categorized as a Level 2 in the valuation hierocracy. The revolving credit facility has a carrying value of $35.0 million at December 31, 2010. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $34.5 million at December 31, 2010. This valuation is categorized as a Level 2 in the valuation hierocracy.

(16) Business and Credit Concentrations

Our hospitals grant credit to patients under terms requiring timely payment. The hospitals generally do not require collateral or other security in extending credit to patients; however, they routinely obtain assignment of (or are otherwise entitled to receive) patients’ benefits payable under patients’ health insurance programs, plans, or policies (e.g., Medicare, Medicaid, Blue Cross, and commercial insurance policies). Because of the geographic diversity of our facilities and non-governmental third party payors, Medicare represents our largest concentration of credit risk. Net patient service revenue generated directly from the Medicare program represented approximately 60.5% for the year ended December 31, 2011, 59.2% for the year ended December 31, 2010, and 57.1% for the year ended December 31, 2009, of net patient service revenue. Approximately 46.9% and 36.3% of our gross accounts receivable at December 31, 2011 and 2010, respectively, are from this payor source.

(17) Regulatory Matters

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

On October 24, 2011, one of our hospitals received a notice from a surveying agency pursuant to an unannounced recertification survey that cited certain operational deficiencies and conditions that existed at the time of their survey which must be corrected in a timely manner. If the hospital was not successful in correcting the deficiencies and conditions set forth in the notification, CMS would have had the right to terminate the hospital from participation in the Medicare program as a result of the hospital being out of compliance with certain Medicare conditions of participation. On December 6, 2011, a follow-up survey was completed and the surveying agency noted the deficiencies had been corrected and that our hospital was in compliance for the recertification survey.

(18) Commitments and Contingencies

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

(19) Joint Venture

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

(20) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the years ended December 31, 2011, 2010, and 2009. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$11,568	$1	$—	$11,569
Accounts receivable, net of allowance for doubtful accounts	—	87,644	3,720	—	91,364
Due to/from related parties	42,281	(38,735)	(3,546)	—	—
Other current assets	—	9,472	772	—	10,244

Total current assets	42,281	69,949	947	—	113,177
Investment in subsidiaries	346,849	—	—	(346,849)	—
Property and equipment, net	—	53,431	20,336	—	73,767
Other assets, net	16,502	4,545	1,659	—	22,706
Identifiable intangibles, net	—	38,323	—	—	38,323
Goodwill	—	264,512	—	—	264,512

Total assets	$405,632	$430,760	$22,942	$(346,849)	$512,485

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$3,047	$2,865	$—	$—	$5,912
Current installments of obligations under capital leases	—	389	25	—	414
Current installments of lease financing obligation	—	—	519	—	519
Estimated third party payor settlements	—	6,245	3,042	—	9,287
Accounts payable	262	29,026	1,703	—	30,991
Accrued payroll	—	9,801	5	—	9,806
Accrued vacation	—	6,393	196	—	6,589
Accrued interest	13,705	—	—	—	13,705
Accrued other	—	9,621	151	—	9,772
Income taxes payable	—	663	—	—	663

Total current liabilities	17,014	65,003	5,641	—	87,658

Long-term debt, excluding current installments	429,434	1,639	—	—	431,073
Obligations under capital leases, excluding current installments	—	86	3	—	89
Lease financing obligation, excluding current installments	—	—	19,038	—	19,038
Accrued insurance	—	4,102	—	—	4,102
Deferred income taxes	5,500	—	—	—	5,500
Other noncurrent liabilities	—	11,341	—	—	11,341

Total liabilities	451,948	82,171	24,682	—	558,801

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(221,757)	348,526	(14,320)	(334,206)	(221,757)

Total stockholder’s equity (deficit)	(46,316)	348,589	(1,740)	(346,849)	(46,316)

	$405,632	$430,760	$22,942	$(346,849)	$512,485

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$396,692	$18,716	$—	$415,408

Salaries, wages and benefits	12	190,526	8,528	—	199,066
Supplies	—	40,412	1,604	—	42,016
Rent	—	31,282	939	—	32,221
Other operating expenses	839	89,371	4,781	—	94,991
Provision for doubtful accounts	—	6,584	315	—	6,899
Depreciation and amortization	—	7,760	1,242	—	9,002
Exit cost	—	2,296	—	—	2,296
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Loss on disposal of assets	—	2,973	—	—	2,973
Intercompany (income) expenses	1,842	(3,001)	1,159	—	—
Interest expense, net	55,959	124	1,628	—	57,711

Total expenses	61,424	368,327	20,196	—	449,947

Operating income (loss)	(61,424)	28,365	(1,480)	—	(34,539)
Earnings in investments in subsidiaries	(26,588)	—	—	26,588	—
Equity in income of joint venture	—	—	435	—	435

Income (loss) before income taxes	(34,836)	28,365	(1,045)	(26,588)	(34,104)
Provision for income taxes	—	732	—	—	732

Net income (loss)	$(34,836)	$27,633	$(1,045)	$(26,588)	$(34,836)

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(34,836)	$27,633	$(1,045)	$(26,588)	$(34,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	7,834	7,760	1,242	—	16,836
Provision for doubtful accounts	—	6,584	315	—	6,899
Paid in kind interest	10,650	—	—	—	10,650
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Loss on the disposal of assets	—	2,973	—	—	2,973
Equity in income of joint venture	—	—	(435)	—	(435)
Distributions from joint venture	—	—	1,160	—	1,160
Amortization of debt discount	—	51	—	—	51
Changes in operating assets and liabilities:
Accounts receivable	—	(32,566)	1,578	—	(30,988)
Income taxes	—	381	—	—	381
Other current assets	—	(2,395)	(348)	—	(2,743)
Change in investments in subsidiaries	(26,588)	—	—	26,588	—
Other assets	—	(2,967)	—	—	(2,967)
Due to/from related parties	68,157	(65,028)	(3,129)	—	—
Estimated third party payor settlements	—	4,187	782	—	4,969
Accounts payable and accrued expenses	7,218	13,618	591	—	21,427
Other noncurrent liabilities	—	1,367	—	—	1,367

Net cash provided by (used in) operating activities	35,207	(38,402)	711	—	(2,484)

Cash flows from investing activities:
Purchases of property and equipment	—	(3,899)	(84)	—	(3,983)
Payments for acquisitions	(38,836)	—	—	—	(38,836)

Net cash used in investing activities	(38,836)	(3,899)	(84)	—	(42,819)

Cash flows from financing activities:
Deferred financing costs	(22,291)	—	—	—	(22,291)
Borrowings on revolving credit facility	7,000	—	—	—	7,000
Payments on revolving credit facility	(42,000)	—	—	—	(42,000)
Proceeds from long-term debt	304,700	—	—	—	304,700
Payments of long-term debt	(243,780)	—	—	—	(243,780)
Payments on obligations under capital leases	—	(700)	(147)	—	(847)
Payments on lease financing obligation	—	—	(480)	—	(480)

Net cash provided by (used in) financing activities	3,629	(700)	(627)	—	2,302

Net decrease in cash and cash equivalents	—	(43,001)	—	—	(43,001)

Cash and cash equivalents, beginning of period	—	54,569	1	—	54,570

Cash and cash equivalents, end of period	$—	$11,568	$1	$—	$11,569

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,631	$31,055	$3,721	$(34,776)	$2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	2,339	8,320	1,325	—	11,984
Provision for doubtful accounts	—	6,035	362	—	6,397
Loss on the disposal of assets	—	782	—	—	782
Equity in income of joint venture	—	—	(726)	—	(726)
Equity compensation	196	—	—	—	196
Changes in operating assets and liabilities:
Accounts receivable	—	(3,294)	(875)	—	(4,169)
Other current assets	1,788	967	(4)	—	2,751
Change in investments in subsidiaries	(34,776)	—	—	34,776	—
Other assets	—	480	—	—	480
Due to/from related parties	30,081	(25,870)	(4,211)	—	—
Estimated third party payor settlements	—	(6,941)	1,302	—	(5,639)
Accounts payable and accrued expenses	291	(3,464)	(96)	—	(3,269)
Other noncurrent liabilities	—	4,600	—	—	4,600

Net cash provided by operating activities	2,550	12,670	798	—	16,018

Cash flows from investing activities:
Purchases of property and equipment	—	(3,802)	(156)	—	(3,958)

Net cash used in investing activities	—	(3,802)	(156)	—	(3,958)

Cash flows from financing activities:
Payments of long-term debt	(2,550)	—	—	—	(2,550)
Payments on obligations under capital leases	—	(979)	(198)	—	(1,177)
Payments on lease financing obligation	—	—	(444)	—	(444)

Net cash used in financing activities	(2,550)	(979)	(642)	—	(4,171)

Net increase in cash and cash equivalents	—	7,889	—	—	7,889

Cash and cash equivalents, beginning of period	—	46,680	1	—	46,681

Cash and cash equivalents, end of period	$—	$54,569	$1	$—	$54,570

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,962	$33,420	$(3,852)	$(29,568)	$2,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	2,216	9,424	1,386	—	13,026
Provision for doubtful accounts	—	5,572	223	—	5,795
Gain on early extinguishment of debt	(5,184)	—	—	—	(5,184)
Loss on the disposal of assets	—	126	—	—	126
Equity in income (loss) of joint venture	—	537	(129)	—	408
Equity compensation amortization	308	—	—	—	308
Changes in operating assets and liabilities:
Accounts receivable	—	(3,990)	(4,505)	—	(8,495)
Other current assets	—	446	(244)	—	202
Change in investments in subsidiaries	(29,568)	—	—	29,568	—
Other assets	97	387	—	—	484
Due to/from related parties	15,351	(20,365)	5,014	—	—
Estimated third party payor settlements	—	1,923	1,803	—	3,726
Accounts payable and accrued expenses	(1,301)	(1,367)	1,064	—	(1,604)
Other noncurrent liabilities	—	1,966	—	—	1,966

Net cash provided by (used in) operating activities	(15,119)	28,079	760	—	13,720

Cash flows from investing activities:
Purchases of property and equipment	—	(5,672)	(140)	—	(5,812)
Investment in joint venture	(1,500)	—	(6)	1,500	(6)
Note receivable with joint venture	—	—	(1,400)	—	(1,400)

Net cash used in investing activities	(1,500)	(5,672)	(1,546)	1,500	(7,218)

Cash flows from financing activities:
Equity investments	—	—	1,500	(1,500)	—
Borrowings on revolving credit facility	25,000	—	—	—	25,000
Payments of long-term debt	(8,381)	—	—	—	(8,381)
Payments on obligations under capital leases	—	(988)	(258)	—	(1,246)
Payments on lease financing obligation	—	—	(456)	—	(456)

Net cash provided by (used in) financing activities	16,619	(988)	786	(1,500)	14,917

Net increase in cash and cash equivalents	—	21,419	—	—	21,419
Cash and cash equivalents, beginning of year	—	25,261	1	—	25,262

Cash and cash equivalents, end of year	$—	$46,680	$1	$—	$46,681

(21) Selected Quarterly Financial Information (Unaudited)

The table below sets forth selected unaudited financial data for each quarter or the last two years (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Net revenues	$94,919	$95,992	$102,599	$121,898
Loss before income taxes	(3,376)	(4,405)	(13,219)	(13,104)
Net loss	(3,601)	(4,630)	(13,319)	(13,286)

Year ended December 31, 2010
Net revenues	$94,960	$90,633	$85,532	$87,127
Income (loss) before income taxes	5,707	917	(1,605)	(2,067)
Net income (loss)	5,532	692	(1,697)	(1,896)

Operating results for the fourth quarter of 2011 included $5.3 million in exit charges and losses on disposal of assets due to the relocation of our Dallas operations. Operating results for the fourth quarter of 2010 included a charge of $0.5 million for an estimated cost-to-charge ratio reconciliation for one of our hospitals.

Part IV

Schedule II

Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to Cost and Expenses	Deductions	Balance at end of Period
Allowance for doubtful accounts for the year ended December, 31, 2011	$11,293	$6,899	$(9,715)	$8,477
Allowance for doubtful accounts for the year ended December, 31, 2010	$12,018	$6,397	$(7,122)	$11,293
Allowance for doubtful accounts for the year ended December, 31, 2009	$10,144	$5,795	$(3,921)	$12,018

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

Signature	Title	Date

/s/ Phillip B. Douglas	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 30, 2012
Phillip B. Douglas

/s/ Chris A. Walker	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2012
Chris A. Walker

/s/ Karen H. Bechtel	Director	March 30, 2012
Karen H. Bechtel

/s/ William P. Johnston	Director	March 30, 2012
William P. Johnston

/s/ William Hamburg	Director	March 30, 2012
William Hamburg

/s/ Stephen H. Wise	Director	March 30, 2012
Stephen H. Wise

/s/ William H. McMullan, Jr.	Director	March 30, 2012
William H. McMullan, Jr.

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated as of May 17, 2011, between and among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada-Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital of Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, and LifeCare Specialty Hospital of North Louisiana, LLC, filed as Exhibit 2.1 to the LifeCare Holdings, Inc., Form 8-K report on May 20, 2011. (The Registrant undertakes to furnish supplemental copies of any of the omitted schedules to the Securities and Exchange Commission upon request.)

3.1	Certificate of Incorporation of LifeCare Holdings, Inc., filed as Exhibit 3.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.2	By-laws of LifeCare Holdings, Inc., filed as Exhibit 3.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.3	Certificate of Incorporation of LifeCare Hospitals of Milwaukee, Inc., as amended, filed as Exhibit 3.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.4	Certificate of Incorporation of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006

3.5	Certificate of Incorporation of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.6	Certificate of Incorporation of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.7	Articles of Organization of CareRehab Services, LLC, filed as Exhibit 3.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.8	Articles of Incorporation of LifeCare Hospitals, Inc., as amended, filed as Exhibit 3.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.9	Articles of Organization of LifeCare Hospitals of North Carolina, LLC, as amended, filed as Exhibit 3.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.10	Articles of Organization of LifeCare Hospitals of New Orleans, LLC, as amended, filed as Exhibit 3.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.11	Articles of Organization of LifeCare Management Services, LLC, as amended, filed as Exhibit 3.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.12	Articles of Organization of Crescent City Hospitals, LLC, filed as Exhibit 3.12 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.13	Articles of Incorporation of NextCARE Hospitals/Muskegon, Inc., as amended, filed as Exhibit 3.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.14	Articles of Incorporation of LifeCare Hospitals of Chester County, Inc., filed as Exhibit 3.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.15	Articles of Organization of LifeCare Holding Company of Texas, LLC, as amended, filed as Exhibit 3.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.16	Articles of Incorporation of LifeCare Hospitals of Dayton, Inc., filed as Exhibit 3.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.17	Articles of Incorporation of LifeCare Hospitals of Pittsburgh, Inc., filed as Exhibit 3.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.18	Articles of Organization of LifeCare Investments, LLC., filed as Exhibit 3.18 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.19	Certificate of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, as amended, filed as Exhibit 3.19 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.20	Certificate of Limited Partnership of LifeCare Hospitals of North Texas, LP, as amended, filed as Exhibit 3.20 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.21	Certificate of Limited Partnership of San Antonio Specialty Hospital, Ltd., as amended, filed as Exhibit 3.21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.22	Bylaws of LifeCare Hospitals of Milwaukee, Inc., filed as Exhibit 3.22 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.23	Bylaws of LifeCare Hospitals of Northern Nevada, Inc., filed as Exhibit 3.23 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.24	Bylaws of LifeCare Hospitals of South Texas, Inc., filed as Exhibit 3.24 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.25	Bylaws of NextCARE Specialty Hospital of Denver, Inc., filed as Exhibit 3.25 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.26	Amended and Restated Operating Agreement of CareRehab Services, LLC, filed as Exhibit 3.26 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.27	First Amended and Restated Bylaws of LifeCare Hospitals, Inc., filed as Exhibit 3.27 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.28	Amended and Restated Operating Agreement of LifeCare Hospitals of North Carolina, LLC, filed as Exhibit 3.28 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.29	Amended and Restated Operating Agreement of LifeCare Hospitals of New Orleans, LLC, filed as Exhibit 3.29 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.30	Amended and Restated Operating Agreement of LifeCare Management Services, LLC, filed as Exhibit 3.30 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.31	Operating Agreement of Crescent City Hospitals, LLC, filed as Exhibit 3.31 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.32	By-laws of NextCARE Hospitals/Muskegon, Inc, filed as Exhibit 3.32 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.33	Bylaws of LifeCare Hospitals of Chester County, Inc, filed as Exhibit 3.33 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.34	Amended and Restated Operating Agreement of LifeCare Holding Company of Texas, LLC, filed as Exhibit 3.34 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.35	Bylaws of LifeCare Hospitals of Dayton, Inc, filed as Exhibit 3.35 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.36	Bylaws of LifeCare Hospitals of Pittsburgh, Inc, filed as Exhibit 3.36 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.37	Amended and Restated Operating Agreement of LifeCare Investments, LLC, filed as Exhibit 3.37 to the LifeCare Holdings,
Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.38	Agreement of Limited Partnership of LifeCare Hospitals of Fort Worth, LP, filed as Exhibit 3.38 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.
3.39	Agreement of Limited Partnership of LifeCare Hospitals of North Texas, LP, filed as Exhibit 3.39 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

3.40	Agreement of Limited Partnership of San Antonio Specialty Hospital, Ltd, filed as Exhibit 3.40 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.1	Indenture dated as of August 11, 2005 between Rainier Acquisition Corp. and U.S. Bank National Association, filed as
Exhibit 4.1 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on
April 14, 2006.

4.2	Supplemental Indenture dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd. and U.S. Bank National Association, filed as Exhibit 4.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.3	Registration Rights Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.4	Joinder Agreement dated as of August 11, 2005 among LifeCare Holdings, Inc., LifeCare Hospitals of Milwaukee, Inc., LifeCare Hospitals of Northern Nevada, Inc., LifeCare Hospitals of South Texas, Inc., NextCARE Specialty Hospital of Denver, Inc., CareRehab Services, LLC, LifeCare Hospitals, Inc., LifeCare Hospitals of North Carolina, LLC, LifeCare Hospitals of New Orleans, LLC, LifeCare Management Services, LLC, Crescent City Hospitals, LLC, NextCARE Hospitals/Muskegon, Inc., LifeCare Hospitals of Chester County, Inc., LifeCare Holding Company of Texas, LLC, LifeCare Hospitals of Dayton, Inc., LifeCare Hospitals of Pittsburgh, Inc., LifeCare Investments, LLC, LifeCare Hospitals of Fort Worth, LP, LifeCare Hospitals of North Texas, LP, San Antonio Specialty Hospital, Ltd., Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 4.4 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

4.5	Form of 9 1/4% Senior Subordinated Notes due 2013 (contained in Exhibit 4.2), filed as an exhibit to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.1	Lease Agreement between Mercy Health Services and NextCARE, Inc. dated as of June 26, 1998, filed as Exhibit 10.1 to the
LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.2	Amendment to Lease Agreement between Mercy Health Services and NextCARE Inc., dated May 1, 2001, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.3	Letter Agreement between Mercy Health Services and NextCARE, Inc. dated October 30, 2003, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(a)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 460), filed as Exhibit 10.4(a) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(b)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 600), filed as Exhibit 10.4(b) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.4(c)	Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD., and San Antonio Specialty Hospital, Ltd. dated November 12, 2003 (Suite 620), filed as Exhibit 10.4(c) to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.5	Amendment to Medical Office Building Lease between Methodist Healthcare System of San Antonio, 3LTD. and San Antonio Specialty Hospital, Ltd. dated November 6, 2003, filed as Exhibit 10.5 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.6	First Amendment to Sublease dated as of July 19, 2005 by and between Shreveport Doctors Hospital 2003, Ltd. and LifeCare Hospitals, Inc., filed as Exhibit 10.6 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.7	Stockholders Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.7 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.8	Registration Rights Agreement dated as of August 11, 2005 by and among LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, LifeCare Holdings, Inc., each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P., and each other stockholder of LCI Holding Company, Inc. from time to time party thereto, filed as Exhibit 10.8 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.9	Management Agreement dated as of August 11, 2005 by and among LifeCare Holdings, Inc., LCI Holding Company, Inc., LCI Intermediate Holdco, Inc., LCI Holdco, LLC, Rainier Acquisition Corp. and TC Group IV, L.L.C., filed as Exhibit 10.9 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.10	Employment Agreement with W. Earl Reed, III, filed as Exhibit 10.10 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.11	Employment Agreement with Bryan D. Burklow, filed as Exhibit 10.11 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.13	Employment Agreement with Chris Walker, filed as Exhibit 10.13 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.14	Employment Agreement with Phil Douglas, filed as Exhibit 10.14 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.15	Purchase Agreement dated as of August 5, 2005 between Rainier Acquisition Corp. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and ING Financial Markets LLC, filed as Exhibit 10.15 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.16	Credit Agreement dated as of August 11, 2005 among Rainier Acquisition Corp., LCI Holdco, LLC, the Lenders named therein and J.P. Morgan Chase Bank, N.A., a national banking association, as administrative agent and collateral agent, filed as Exhibit 10.16 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.17	Security Agreement dated as of August 11, 2005 by Rainier Acquisition Corp. and the Grantors referred to therein to JP Morgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.17 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

10.18	Chief Executive Officer and Executive Vice President 2006 Bonus Plan Summary, filed as Exhibit 10.18 to the LifeCare Holdings, Inc. Form 10-K report on April 2, 2007.

10.19	Amendment No. 1, dated May 2, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.20	Amendment No. 2, dated December 6, 2007, to Credit Agreement, dated as of August 11, 2005, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on December 12, 2007.

10.21	Master Lease Agreement dated September 1, 2006 by and between Health Care REIT, Inc. and LCI Healthcare Holdings, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on September 8, 2006.

10.22	Master Lease Agreement dated May 2, 2007 by and between Health Care REIT, Inc. and LifeCare REIT 1, Inc., filed as Exhibit 10.3 to the LifeCare Holdings, Inc. Form 8-K current report on May 8, 2007.

10.23	Amended and Restated Master Lease Agreement dated June 6, 2007 by and between Health Care REIT, Inc., HCRI Texas Properties LTD, HCRI Wisconsin Properties, LLC, and LifeCare REIT 1, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K current report on June 12, 2007.

10.24	Letter Agreement with William Hamburg, filed as Exhibit 10.24 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.25	Employment Agreement with G. Wayne McAlister, filed as Exhibit 10.25 to the LifeCare Holdings, Inc. Form 10-K report on March 28, 2008.

10.26	Amendment No. 1 to G. Wayne McAlister’s Employment Agreement, filed as Exhibit 10.01 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.27	Amendment No. 1 to Phillip B. Douglas’ Employment Agreement, filed as Exhibit 10.02 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.28	Amended and Restated Executive Employment Agreement for Chris A. Walker, filed as Exhibit 10.03 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.29	Employment Agreement with Grant B. Asay, filed as Exhibit 10.04 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.30	Amendment No. 1 to Grant B. Asay’s Employment Agreement, filed as Exhibit 10.05 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.31	Form of Transaction Bonus Agreement, filed as Exhibit 10.06 to the LifeCare Holdings, Inc. Form 10-Q report on August 14, 2008.

10.32	Employment Agreement with Catherine A. Conner, filed as Exhibit 10.32 to the LifeCare Holdings, Inc. Form 10-K report on March 31, 2009.

10.33	Amended and Restated Executive Employment Agreement with Grant B. Asay, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 10-Q report on November 13, 2009.

10.34	Amended and Restated Transaction Bonus Agreement with Grant B. Asay, filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form 10-Q report on November 13, 2009.

10.35	Employment Agreement with Erik C. Pahl, filed as Exhibit 10.35 to the LifeCare Holdings, Inc. Form 10-K report on March 31, 2010.

10.36	Credit Agreement dated February 1, 2011 among LifeCare Holdings, Inc., a Delaware corporation, LCI Holdco, LLC, a Delaware limited liability company, the Lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent for such lenders, filed as Exhibit 10.1 to the LifeCare Holdings, Inc. Form 8-K report on February 7, 2011.

10.37	Security Agreement dated February 1, 2011 among LifeCare Holdings, Inc., a Delaware corporation, LCI Holdco, LLC, a Delaware limited liability company and the other Grantors (as therein defined), filed as Exhibit 10.2 to the LifeCare Holdings, Inc. Form 8-K report on February 7, 2011.

10.38	Form of Transaction Bonus Agreement for Erik C. Pahl, filed as Exhibit 10.38 to the LifeCare Holdings, Inc. Form 10-K report on March 30, 2011.

10.39	Separation Agreement for G. Wayne McAlister, filed as Exhibit 10.39 to the LifeCare Holdings, Inc. Form 10-K report on March 30, 2011.

10.40	Amendment No. 2 to Phillip B. Douglas’ Employment Agreement, filed as Exhibit 10.40 to the LifeCare Holdings, Inc. Form 10-K report on March 30, 2011.

10.41	Amended and Restated Transaction Bonus Agreement for Phillip B. Douglas, filed as Exhibit 10.41 to the LifeCare Holdings, Inc. Form 10-K report on March 30, 2011.

10.42	Non-Qualified Stock Option Agreement of LCI Holding Company, Inc. for Phillip B. Douglas, filed as Exhibit 10.42 to the LifeCare Holdings, Inc. Form 10-K report on March 30, 2011.

10.43	Restricted Stock Plan for Phillip B. Douglas, filed as Exhibit 10.43 to the LifeCare Holdings, Inc. Form 10-K report on March 30, 2011.

10.44	New Lender Supplement and Incremental Amendment, dated as of May 17, 2011, filed as Exhibit 10.1 to the LifeCare Holdings, Inc., Form 8-K report on May 20, 2011.

10.45	First Amendment to Asset Purchase Agreement dated as of July 21, 2011, between and among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada-Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital of Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, and LifeCare Specialty Hospital of North Louisiana, LLC, filed as Exhibit 10.1 to the LifeCare Holdings, Inc., Form 8-K report on July 26, 2011.

10.46	Form of Second Amended and Restated Master Lease Agreement dated August 1, 2011 among Health Care REIT, Inc., HCRI Texas Properties, LTD, HCRI Wisconsin Properties, LLC, HCRI Pennsylvania Properties, Inc., HCRI Louisiana Properties, L.P. and LifeCare REIT 1, Inc., filed as Exhibit 10.1 to the LifeCare Holdings, Inc., Form 8-K report on August 3, 2011.

12	Statement re: Computation of Ratios.

21	Subsidiaries of LifeCare Holdings, Inc, filed as Exhibit 21 to the LifeCare Holdings, Inc. Form S-4 Registration Statement, Registration No. 133-133319, as filed on April 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.