Form 10-Q
period 2012-03-31
LifeCare Holdings, Inc.
filed 2012-05-15
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of May 10, 2012, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(In thousands, except share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,127	$11,569
Accounts receivable, net of allowance for doubtful accounts of $6,841 and $8,477, respectively	85,919	91,364
Other current assets	10,707	10,244

Total current assets	100,753	113,177
Property and equipment, net	72,396	73,767
Other assets, net	20,076	22,706
Identifiable intangibles, net	38,258	38,323
Goodwill	264,512	264,512

	$495,995	$512,485

Liabilities and Stockholder’s Deficit
Current liabilities:
Current installments of long-term debt	$6,047	$5,912
Current installments of obligations under capital leases	297	414
Current installment of lease financing obligation	530	519
Estimated third party payor settlements	3,312	9,287
Accounts payable	29,396	30,991
Accrued payroll	5,100	9,806
Accrued vacation	7,531	6,589
Accrued interest	11,079	13,705
Accrued other	7,209	9,772
Income taxes payable	863	663

Total current liabilities	71,364	87,658
Long-term debt, excluding current installments	433,891	431,073
Obligations under capital leases, excluding current installments	72	89
Lease financing obligation, excluding current installments	18,902	19,038
Accrued insurance	5,019	4,102
Other noncurrent liabilities	17,659	16,841

Total liabilities	546,907	558,801

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(226,353)	(221,757)

Total stockholder’s deficit	(50,912)	(46,316)

	$495,995	$512,485

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011
Net patient service revenue	$126,409	$94,919

Salaries, wages and benefits	58,544	44,400
Supplies	12,305	9,291
Rent	10,574	6,473
Other operating expenses	27,304	20,756
Provision for doubtful accounts	1,599	1,345
Loss on early extinguishment of debt	—	2,772
Depreciation and amortization	2,433	2,116
Interest expense, net	17,418	11,335

Total expenses	130,177	98,488

Operating loss	(3,768)	(3,569)
Equity in income (loss) of joint venture	(101)	193

Loss before income taxes	(3,869)	(3,376)
Provision for income taxes	727	225

Net loss	$(4,596)	$(3,601)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the three months ended March 31, 2012

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2011	$—	$175,441	$(221,757)	$(46,316)
Net loss	—	—	(4,596)	(4,596)

Balance, March 31, 2012	$—	$175,441	$(226,353)	$(50,912)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(4,596)	$(3,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	5,017	3,451
Provision for doubtful accounts	1,599	1,345
Paid in kind interest	4,404	551
Loss on early extinguishment of debt	—	2,772
Equity in (income) loss of joint venture	101	(193)
Deferred income taxes	527	—
Amortization of debt discount	144	—
Changes in operating assets and liabilities:
Accounts receivable	3,846	(5,029)
Income taxes	200	422
Other current assets	(463)	(955)
Other assets	(55)	(164)
Estimated third party payor settlements	(5,975)	875
Accounts payable and accrued expenses	(10,548)	(3,098)
Other noncurrent liabilities	1,208	1,345

Net cash used in operating activities	(4,591)	(2,279)

Cash flows from investing activities:
Purchases of property and equipment	(997)	(816)

Net cash used in investing activities	(997)	(816)

Cash flows from financing activities:
Deferred financing cost	—	(17,655)
Borrowings on revolving credit facility	15,000	—
Payments on revolving credit facility	(15,000)	(35,000)
Proceeds from long-term debt	—	257,500
Payments of long-term debt	(1,595)	(241,613)
Payments on obligations under capital leases	(134)	(290)
Payments on lease financing obligation	(125)	(116)

Net cash used in financing activities	(1,854)	(37,174)

Net decrease in cash and cash equivalents	(7,442)	(40,269)
Cash and cash equivalents, beginning of period	11,569	54,570

Cash and cash equivalents, end of period	$4,127	$14,301

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$17,508	$10,683
Net income taxes received	—	(197)

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three month periods ended March 31, 2012 and 2011, are not necessarily indicative of annualized financial results.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto for the year ended December 31, 2011, included in the Form 10-K we filed on March 30, 2012, with the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although we believe the disclosure is adequate to make the information presented not misleading.

(2) Liquidity and Uncertainties Related to Going Concern

As of March 31, 2012, we had $439.9 million of long-term debt outstanding consisting of our senior secured term loan credit facility in an outstanding principal amount of $316.8 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra in an outstanding principal amount of $3.8 million, which matures on June 1, 2013. Additionally we have a $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there is no outstanding balance as of March 31, 2 012. The scheduled maturity dates of the senior secured term loan and revolving credit facility may accelerate to May 15, 2013, if the senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013. Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test which are tested quarterly. We were required to meet a leverage ratio of 6.00x at March 31, 2012, which reduces to 5.75x at June 30, 2012. Our leverage ratio at March 31, 2012 was 5.72x. We were required to meet an interest coverage ratio of 1.25x at March 31, 2012 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio was 1.44x at March 31, 2012. We are currently in compliance with the covenants under our senior secured credit facility for the quarterly period ended March 31, 2012. We expect to maintain compliance under the covenants of our senior secured credit facility for the next twelve months. See more discussion in note 5.

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

Income Taxes

For the three months ended March 31, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizable identifiable intangible assets that are amortizable and deductible for federal income tax purposes. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

We follow the threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statement of operations.

The federal statute of limitations remains open for original tax returns filed for 2008 through 2010. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2012 (see note 6).

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2012 condensed consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(4) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three months ended March 31, 2012 and 2011, include a decrease of $0.1 million and an increase of $0.2 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program. Approximately 64.6% and 59.8% of our total net patient service revenue for the three months ended March 31, 2012 and 2011, respectively, came from Medicare reimbursement.

(5) Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior secured credit facility—term loan	$316,824	$313,182
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	—	—
Note payable	3,815	4,504

Total long-term debt	439,938	436,985
Current installments of long-term debt	(6,047)	(5,912)

Long-term debt, excluding current installments	$433,891	$431,073

New Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $6.4 million as of March 31, 2012. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our previous senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provided that we had the right to request additional term loan commitments of up to $50.0 million. On August 1, 2011, in connection with the completion of the acquisition of five long-term acute care hospitals, which operate at seven locations, from HealthSouth Corporation, we borrowed $47.2 million of the available $50.0 million.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. The average interest rate for the term loan facility for the three months ended March 31, 2012 and 2011, was 13.80% and 10.43%, respectively. At March 31, 2012 and December 31, 2011, the weighted average interest rate applicable to the outstanding amounts under our term loan facility was 13.83% and 13.65%, respectively.

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

We are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan and the additional principal amount borrowed on August 1, 2011, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014.

We may voluntarily prepay outstanding loans under the term loan facility and reduce the unutilized portion of the commitment amount in respect of the senior secured revolving credit facility at any time. Any such voluntary prepayments are subject to a prepayment fee of 2% if such prepayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014. Other than as described above, prepayments are not subject to any premium or penalty other than customary “breakage” costs with respect to loans based on the LIBOR rate.

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

(6) Stock Options

At March 31, 2012, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

For the three months ended March 31, 2012 and 2011, there was no pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2011	1,691,250	$2.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(47,250)	2.50

Balance at March 31, 2012	1,644,000	$2.50

At March 31, 2012, the weighted average remaining contractual life of outstanding options was 6.4 years. There were 1.3 million stock options exercisable at March 31, 2012. At March 31, 2012, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 5.8 years and they had no intrinsic value. As of March 31, 2012, there was no unrecognized compensation costs related to stock options.

Restricted Stock Awards

There have been no restricted stock awards issued during the three months ended March 31, 2012. As of March 31, 2012, there was no unrecognized compensation costs related to restricted stock awards.

Warrants

In connection with the acquisition of the long-term acute care hospitals from HealthSouth Corporation, we granted warrants to purchase 1.3 million shares, or 6.25%, of Holdings’ common stock, with an exercise price of $0.01 per share to HealthCare REIT, Inc. The warrants expire on the later of December 31, 2026 or the termination of the lease agreement. These warrants were determined to have no value on the grant date.

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

(8) Commitments and Contingencies

We have certain pending and threatened litigation and claims incurred in the ordinary course of business. We believe (based, in part, on the advice of legal counsel) that the probable resolution of such contingencies will not exceed our insurance coverage and will not materially affect our consolidated financial position, results of operations or liquidity.

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $316.8 million and $119.3 million, respectively, at March 31, 2012. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $264.5 million and $81.4 million, respectively, at March 31 2012. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $313.2 million and $119.3 million, respectively, at December 31, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $261.5 million and $92.5 million, respectively, at December 31, 2011. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The carrying value of the note payable to Vibra, was $3.8 million at March 31, 2012. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $3.8 million at March 31, 2012. The carrying value of the note payable related to the Vibra acquisition was $4.5 million at December 31, 2011. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $4.5 million at December 31, 2011. This valuation is categorized as a Level 2 in the valuation hierocracy.

(10) Exit Cost

On December 1, 2011, we purchased selected assets of a long-term acute care hospital from Vibra Specialty Hospital (“Vibra”), pursuant to an Asset Purchase Agreement. In connection with the acquisition, we relocated and merged our existing operations into the operating location formerly utilized by Vibra. In addition, we entered into an early termination agreement with the landlord for the lease of our former operating location whereby we will pay an early termination fee of $1.8 million, payable over an 18 month period, ending June 30, 2013. This fee, along with other costs associated with the abandonment of the facility, was accrued as exit cost as of December 31, 2011.

The following table summarizes the activity of the accrued exit cost for the three months ended March 31, 2012 (in thousands):

Accrued exit cost at December 31, 2011	$2,296
Payments made	(625)

Accrued exit cost at March 31, 2012	$1,671

(11) Acquisitions

On August 1, 2011, we purchased five long-term acute care hospitals, which operate at seven locations, from HealthSouth Corporation and certain affiliates of HealthSouth Corporation, pursuant to an Asset Purchase Agreement.

On December 1, 2011, we purchased selected assets of a long-term acute care hospital from Vibra, pursuant to an Asset Purchase Agreement. According to the agreement, we acquired substantially all of the inventory and equipment, along with some indentified liabilities.

The following pro forma information assumes the acquisitions had occurred at the beginning of the earliest period presented. Such results have been prepared by adjusting our historical results to include the results of operations, exit cost, depreciation, amortization of acquired definite-lived intangibles and incremental interest related to acquisition debt related to the entities acquired during the year. The pro forma results do not include any cost savings that may result from the combination of the Company and facilities acquired. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such period nor are they necessarily indicative of future results. Amounts are in thousands of dollars.

Three months ended March 31, 2011
Pro Forma
Net patient service revenues	$125,731
Net loss	$(2,807)

(12) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the three months ended at March 30, 2012 and 2011. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

March 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$4,126	$1	$—	$4,127
Accounts receivable, net of allowance for doubtful accounts	—	83,403	2,516	—	85,919
Due to/from related parties	28,415	(25,076)	(3,339)	—	—
Other current assets	—	9,912	795	—	10,707

Total current assets	28,415	72,365	(27)	—	100,753
Investment in subsidiaries	360,297	—	—	(360,297)	—
Property and equipment, net	—	52,350	20,046	—	72,396
Other assets, net	13,919	4,598	1,559	—	20,076
Identifiable intangibles, net	—	38,258	—	—	38,258
Goodwill	—	264,512	—	—	264,512

Total assets	$402,631	$432,083	$21,578	$(360,297)	$495,995

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$3,047	$3,000	$—	$—	$6,047
Current installments of obligations under capital leases	—	282	15	—	297
Current installments of lease financing obligation	—	—	530	—	530
Estimated third party payor settlements	—	191	3,121	—	3,312
Accounts payable	314	28,072	1,010	—	29,396
Accrued payroll	—	4,960	140	—	5,100
Accrued vacation	—	7,321	210	—	7,531
Accrued interest	11,079	—	—	—	11,079
Accrued other	—	7,011	198	—	7,209
Income taxes payable	—	863	—	—	863

Total current liabilities	14,440	51,700	5,224	—	71,364

Long-term debt, excluding current installments	433,076	815	—	—	433,891
Obligations under capital leases, excluding current installments	—	72	—	—	72
Lease financing obligation, excluding current installments	—	—	18,902	—	18,902
Accrued insurance	—	5,019	—	—	5,019
Other noncurrent liabilities	6,027	11,632	—	—	17,659

Total liabilities	453,543	69,238	24,126	—	546,907

Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(226,353)	362,782	(15,128)	(347,654)	(226,353)

Total stockholder’s equity (deficit)	(50,912)	362,845	(2,548)	(360,297)	(50,912)

	$402,631	$432,083	$21,578	$(360,297)	$495,995

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$122,318	$4,091	$—	$126,409

Salaries, wages and benefits	3	56,440	2,101	—	58,544
Supplies	—	11,950	355	—	12,305
Rent	—	10,278	296	—	10,574
Other operating expenses	276	25,952	1,076	—	27,304
Provision for doubtful accounts	—	1,547	52	—	1,599
Depreciation and amortization	—	2,130	303	—	2,433
Intercompany (income) expenses	990	(1,196)	206	—	—
Interest expense, net	16,776	233	409	—	17,418

Total expenses	18,045	107,334	4,798	—	130,177

Operating income (loss)	(18,045)	14,984	(707)	—	(3,768)
Earnings in investments in subsidiaries	(13,449)	—	—	13,449	—
Equity in loss of joint venture	—	—	(101)	—	(101)

Income (loss) before income taxes	(4,596)	14,984	(808)	(13,449)	(3,869)
Provision for income taxes	—	727	—	—	727

Net income (loss)	$(4,596)	$14,257	$(808)	$(13,449)	$(4,596)

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

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,596)	$14,257	$(808)	$(13,449)	$(4,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	2,583	2,131	303	—	5,017
Provision for doubtful accounts	—	1,547	52	—	1,599
Paid in kind interest	4,404	—	—	—	4,404
Equity in loss of joint venture	—	—	101	—	101
Deferred income taxes	527	—	—		527
Amortization of debt discount	—	144	—	—	144
Changes in operating assets and liabilities:
Accounts receivable	—	2,694	1,152	—	3,846
Income taxes	—	200	—	—	200
Other current assets	—	(440)	(23)	—	(463)
Change in investments in subsidiaries	(13,449)	—	—	13,449	—
Other assets	—	(54)	—	—	(54)
Due to/from related parties	13,863	(13,656)	(207)	—	—
Estimated third party payor settlements	—	(6,053)	79	—	(5,974)
Accounts payable and accrued expenses	(2,570)	(7,483)	(497)	—	(10,550)
Other noncurrent liabilities	—	1,208	—	—	1,208

Net cash provided by (used in) operating activities	762	(5,505)	152	—	(4,591)

Cash flows from investing activities:
Purchases of property and equipment	—	(984)	(13)	—	(997)

Net cash used in investing activities	—	(984)	(13)	—	(997)

Cash flows from financing activities:
Borrowings on revolving credit facility	15,000	—	—	—	15,000
Payments on revolving credit facility	(15,000)	—	—	—	(15,000)
Payments of long-term debt	(762)	(833)	—	—	(1,595)
Payments on obligations under capital leases	—	(120)	(13)	—	(133)
Payments on lease financing obligation	—	—	(126)	—	(126)

Net cash used in financing activities	(762)	(953)	(139)	—	(1,854)

Net decrease in cash and cash equivalents	—	(7,442)	—	—	(7,442)
Cash and cash equivalents, beginning of period	—	11,568	1	—	11,569

Cash and cash equivalents, end of period	$—	$4,126	$1	$—	$4,127

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,601)	$11,071	$387	$(11,458)	$(3,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,335	1,797	319	—	3,451
Provision for doubtful accounts	—	1,261	84	—	1,345
Paid in kind interest	551	—	—	—	551
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Equity in income of joint venture	—	—	(193)	—	(193)
Changes in operating assets and liabilities:
Accounts receivable	—	(5,120)	91	—	(5,029)
Income taxes	203	219	—	—	422
Prepaid expenses and other current assets	—	(708)	(247)	—	(955)
Change in investments in subsidiaries	(11,458)	—	—	11,458	—
Other assets	—	(164)	—	—	(164)
Due to/from related parties	47,653	(46,825)	(828)	—	—
Estimated third party payor settlements	—	650	225	—	875
Accounts payable and accrued expenses	(687)	(2,725)	314	—	(3,098)
Other liabilities	—	1,345	—	—	1,345

Net cash provided by operating activities	36,768	(39,199)	152	—	(2,279)

Cash flows from investing activities:
Purchases of property and equipment	—	(812)	(4)	—	(816)

Net cash used in investing activities	—	(812)	(4)	—	(816)

Cash flows from financing activities:
Deferred financing costs	(17,655)	—	—	—	(17,655)
Payments under the line of credit	(35,000)	—	—	—	(35,000)
Proceeds from long-term debt	257,500	—	—	—	257,500
Payments of long-term debt	(241,613)	—	—	—	(241,613)
Payments on obligations under capital leases	—	(258)	(32)	—	(290)
Payments on lease financing obligation	—	—	(116)	—	(116)

Net cash used in financing activities	(36,768)	(258)	(148)	—	(37,174)

Net increase in cash and cash equivalents	—	(40,269)	—	—	(40,269)
Cash and cash equivalents, beginning of period	—	54,569	1	—	54,570

Cash and cash equivalents, end of period	$—	$14,300	$1	$—	$14,301

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of March 31, 2012, we operated 27 hospitals located in ten states, consisting of eight “hospital within a hospital” facilities (20% of beds) and 19 freestanding facilities (80% of beds). Through these 27 long-term acute care hospitals, we operate a total of 1,390 licensed beds and employ approximately 4,500 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Liquidity and Uncertainties Related to Going Concern

As of March 31, 2012, we had $439.9 million of long-term debt outstanding consisting of our senior secured term loan credit facility in an outstanding principal amount of $316.8 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra in an outstanding principal amount of $3.8 million, which matures on June 1, 2013. Additionally we have a $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there is no outstanding balance as of March 31, 2012. The scheduled maturity dates of the senior secured term loan and revolving credit facility may accelerate to May 15, 2013, if the senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013.Although we are highly leveraged, we believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under our senior secured revolving credit facility will be sufficient to finance our operations and meet our scheduled debt service requirements for at least the next twelve months, absent certain actions of lenders in the case of an event of default under our senior secured credit facility as discussed below.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test which are tested quarterly. We were required to meet a leverage ratio of 6.00x at March 31, 2012, which reduces to 5.75x at June 30, 2012. Our leverage ratio at March 31, 2012, was 5.72x. We were required to meet an interest coverage ratio of 1.25x at March 31, 2012 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio was 1.44x at March 31, 2012. We are currently in compliance with the covenants under our senior secured credit facility for the quarterly period ended March 31, 2012. We expect to maintain compliance under the covenants of our senior secured credit facility for the next twelve months. See more discussion in the “Liquidity and Capital Resources” section contained herein.

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

Regulatory Changes

Approximately 64.6% and 59.8% of our total net patient service revenue for the three months ended March 31, 2012 and 2011, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. The discussion included herein provides a summary analysis of recent regulatory changes that have had an impact on our results of operations for the three months ended March 31, 2012, and recently proposed regulations that may have an impact on our future results of operations. A more detailed discussion of the regulatory environment in which we operate may be found in Part I – Business – Government Regulations, in our Annual Report filed on Form 10-K on March 30, 2012 with the Securities and Exchange Commission, for the year ended December 31, 2011. The information below should be read in connection with that more detailed discussion.

2012 Proposed Rule

On May 11, 2012, the Centers for Medicare & Medicaid Services (“CMS”) published their proposed annual payment update for LTAC hospitals for the 2013 rate year, which will be effective for all discharges on or after October 1, 2012 (the “2012 Proposed Rule”). The proposed rule includes a net increase in the standard federal rate of $805 to $41,027, or 2.0%, for the period October 1, 2012 through December 28, 2012. For discharges on or after December 29, 2012 through September 30, 2013, the standard federal rate would then decrease by $520 to $40,507, which represents a 0.7% increase from the current rate of $40,222. Both of these proposed standard federal rates include a market basket update of 3.0%, less a 0.097% area wage level budget neutrality factor, and two adjustments required by the Patient Protection and Affordable Care Act: the multifactor productivity (“MFP”) adjustment of 0.8% and a statutory payment rate reduction of 0.1%. The proposed standard federal base rate beginning December 29, 2012, is further reduced by 1.266%, which represents the first year impact of a three-year phase in of a “one-time” 3.75% budget neutrality adjustment. The proposed rule also includes a decrease in the high-cost outlier fixed-loss amount to $15,728 from $17,931, updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”), and the implementation of reduced Medicare payments for patients with very short stays in LTAC hospitals for discharges occurring on or after December 29, 2012. CMS has estimated that the proposed changes for the 2013 rate year, taken as a whole, will result in an increase of 1.9% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this proposed rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

As a result of certain federal laws enacted in recent years, including the “Medicare, Medicaid and SCHIP Extension Act of 2007,” the “Patient Protection and Affordable Care Act of 2010,” and the “Health Care and Education Affordability Reconciliation Act of 2010,” CMS had previously been restricted from further implementation of the “25 Percent Rule,” the application of a budget neutrality adjustment and the implementation of very short-stay outlier payment reductions, among other items, until the December 29, 2012, expiration of certain provisions of these laws. These laws also contained a moratorium, subject to certain exceptions, on the development of new LTAC hospital beds until December 29, 2012. The proposed regulations discussed above include the anticipated implementation of the budget neutrality adjustment and the very short-stay outlier policy for discharges on or after December 29, 2012. Additionally, the proposed regulations allow for the expiration of the moratorium on the development of new LTAC hospital beds after December 29, 2012.

However, CMS is proposing a one-year extension on the existing moratorium on the “25 Percent Rule” policy for cost report periods beginning on or after October 1, 2012, pending results of an on-going research initiative to re-define the role of LTAC hospitals in the Medicare program. As a result of various laws and regulations, this extension, however, may create a “gap” period for LTAC hospitals that currently lose relief between July 1, 2012 and October 1, 2012. CMS recognizes this gap period in the proposed rule, but believes that the extension must be prospective commencing with the beginning of the fiscal year, which is October 1, 2012. Under this proposal, LTAC hospitals whose relief expires between July 1, 2012 and October 1, 2012, will fall into the gap period and, therefore, need to wait until the start of their next cost reporting period to benefit from the 1-year extension.

2011 Final Rule

On August 1, 2011, CMS published their annual payment update for LTAC hospitals for the 2012 rate year, which became effective for all discharges on or after October 1, 2011 (the “2011 Final Rule”). The 2011 Final Rule included a net increase in the standard federal rate of $623 to $40,222, or 1.6%, which was based on a market basket update of 2.9% less a 0.22% area wage level budget neutrality factor and the two adjustments required by the PPACA: the multifactor productivity adjustment of 1.0% and statutory payment rate reduction of 0.1%. The 2011 Final Rule also included a decrease in the high-

cost outlier fixed-loss amount to $17,931 from $18,785. Additionally, the 2011 Final Rule included updates to the weighting of MS-LTC-DRG. CMS estimated that the changes outlined above for the 2012 rate year, taken as a whole, would result in an increase of 2.5% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2011 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location. The 2011 Final Rule also established a new quality reporting program for LTAC hospitals in accordance with provisions of the Affordable Care Act and clarified CMS’ position that Medicare Advantage days, along with traditional Medicare fee-for-service program days, were to be included in the determination of whether a LTAC hospital meets the greater than 25 day average length of stay requirement. Furthermore, the 2011 Final Rule extended the application of the LTAC bed moratorium to LTAC hospitals developed under exceptions to the LTAC facility moratorium and proposed a rebasing of the market basket used by LTCH hospitals.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 64.6% and 59.8% of total net patient service revenue for the three months ended March 31, 2012 and 2011, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2011 as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Estimated third party payor settlements

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Goodwill

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended March 31
	2012	2011
Net patient service revenue	$126,409	$94,919
Salaries, wages and benefits	58,544	44,400
Supplies	12,305	9,291
Rent	10,574	6,473
Other operating expenses	27,304	20,756
Provision for doubtful accounts	1,599	1,345
Loss on early extinguishment of debt	—	2,772
Depreciation and amortization	2,433	2,116
Interest expense, net	17,418	11,335

Total expenses	130,177	98,488

Operating loss	(3,768)	(3,569)
Equity in income (loss) of joint venture	(101)	193

Loss before income taxes	(3,869)	(3,376)
Provision for income taxes	727	225

Net loss	$(4,596)	$(3,601)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended March 31
	2012	2011
Number of hospitals within hospitals (end of period)	8	8
Number of freestanding hospitals (end of period)	19	12
Number of total hospitals (end of period)	27	20
Licensed beds LTAC (end of period)	1,390	1,057
Licensed beds transitional care unit beds (end of period)	40	—
Total licensed beds (end of period)	1,430	1,057
Average of total licensed beds (1)	1,430	1,057
LTAC admissions	2,995	2,108
Transitional care unit admissions	75	—
LTAC patient days	80,096	60,035
Transitional care unit patient days	2,465	—
LTAC occupancy rate	63.3%	63.1%
Transitional care unit occupancy rate	67.7%	—
Percent net patient service revenue from Medicare	64.6%	59.8%
Percent net patient service revenue from commercial payors and Medicaid (2)	35.4%	40.2%
Total net patient service revenue per patient day	$1,531	$1,581

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than two percent for each of the periods presented.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Revenues

Our net patient service revenue of $126.4 million for the three months ended March 31, 2012, increased by $31.5 million, or 33.2%, from the comparable period in 2011. Patient days increased by 22,526, or 37.5%, while admissions increased by 962, or 45.6%, for the three months ended March 31, 2012, as compared to the same period in 2011. On a same store basis, which excludes the hospitals acquired from HealthSouth and the new transitional care unit, patient days increased by 1,779, or 3.0%, and admissions increased by 156, or 7.4%, for the three months ended March 31, 2012, as compared to the same period in 2011.

The increase of $31.5 million in net patient service revenue was attributable to an increase of $28.4 million from the recently acquired hospitals and the new transitional care unit and an increase of $3.1 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $2.8 million attributable to an increase in patient days and a net increase of $0.7 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $0.4 million as the result of the decrease in net patient service revenue on a per patient day basis. During the three months ended March 31, 2012 and 2011, we recorded reductions in net patient service revenue of $0.1 million and $0.8 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day during the three months ended March 31, 2012 and 2011, was $1,531 and $1,581, respectively. However, exclusive of the cost report reimbursement adjustments and results of the new hospitals and the new transitional care unit, net patient service revenue per patient day for the three months ended March 31, 2012 and 2011, was $1,587 and $1,595, respectively.

Total Expenses

Total expenses increased by $31.7 million to $130.2 million for the three months ended March 31, 2012, as compared to the same period in 2011. A portion of this increase was attributable to the addition of the recently acquired hospitals and new transitional care unit. On a same store basis, total expenses increased $6.1 million for the three months ended March 31, 2012, as compared to the same period in 2011.

The same store increase of $6.1 million in expenses was primarily attributable to an increase of $6.1 million in net interest expense, offset by a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during 2011. The $6.1 million increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement and interest on the additional borrowing related to the purchase of the new hospitals. The principal amount outstanding under our term loan facility at March 31, 2012 and 2011, was $316.8 million and $258.1 million, respectively, and had an average interest rate of 13.80% and 10.43% for the three months ended March 31, 2012 and 2011, respectively.

Income Tax Expense

For the three months ended March 31, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizing identifiable intangible assets that are amortizable and deductible for federal income tax purposes. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

The terms of the Credit Agreement also provided that we had the right to request additional term loan commitments of up to $50.0 million. This right was exercised in connection with the HealthSouth acquisition, which occurred on August 1, 2011, as previously discussed.

As of March 31, 2012, we had $439.9 million of long-term debt outstanding consisting of our senior secured term loan credit facility in an outstanding principal amount of $316.8 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra in an outstanding principal amount of $3.8 million, which matures on June 1, 2013. Additionally, we have a $30.0 million senior secured revolving credit facility, which matures on February 1, 2015, of which there was no outstanding balance as of March 31, 2012. The revolving credit facility includes sub-facilities for letters of credit, of which $6.4 million was outstanding. Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit. We also had capital lease obligations of $0.4 million with varying maturities. The full amount available under the initial term loan facility was used in connection with the February 1, 2011 refinancing.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 1/2 of 1% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. At March 31, 2012, the weighted average interest rate applicable to the $316.8 million outstanding under our term loan facility was 13.83%.

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

We are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan and the additional principal amount borrowed on August 1, 2011, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014.

We may voluntarily prepay outstanding loans under the term loan facility and reduce the unutilized portion of the commitment amount in respect of the senior secured revolving credit facility at any time. Any such voluntary prepayments are subject to a prepayment fee of 2% if such prepayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014. Other than as described above, prepayments are not subject to any premium or penalty other than customary “breakage” costs with respect to loans based on the LIBOR rate.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $5.0 million during the remainder of 2012 based on our current plans of ongoing capital maintenance expenditure requirements at our facilities, including those related to the LTAC hospitals acquired during 2011, as previously discussed. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

For the three months ended March 31, 2012, operating activities used $4.6 million of cash as compared to $2.3 million of cash for the comparable period in 2011. For the three ended March 31, 2012, we had a net loss of $4.6 million as compared to a net loss of $3.6 million for the same period in 2011.

Accounts receivable decreased by $3.8 million for the three months ended March 31, 2012 as compared to an increase of $5.0 million for the same period during 2011. Days of net patient service revenue in accounts receivable at March 31, 2012 had decreased to 61.9 as compared to 69.2 at December 31, 2011. The $3.8 million decrease in accounts receivable and the decrease in days of net patient service revenue in accounts receivable as of March 31, 2012, was primarily the result of improved collections on the accounts receivable of the hospitals acquired during 2011. As of December 31, 2011, we were pending CMS’s approval of the transfer of certain acquired Medicare provider numbers. All of these approvals were received by March 31, 2012.

Estimated third party payor settlements used cash of $6.0 million as compared to providing cash of $0.9 million for the three months ended March 31, 2011. The use of cash during the 2012 period was principally due to the repayment to Medicare of amounts received as interim payments during 2011in excess of revenues ultimately recognized and the net settlement of certain matters on previously filed cost reports.

Accounts payable and accrued expenses used cash of $10.5 million for the three months ended March 31, 2012 as compared to a use of cash of $3.1 million for the same period in 2011. This increase in the use of cash was primarily attributable to the timing of interest payments under our new senior secured credit facility and the timing of our bi-weekly payroll payments.

Cash used in investing activities was $1.0 million for the three months ended March 31, 2012, as compared to $0.8 million in 2011. Cash used in investing activities during the 2012 and 2011 periods was principally for recurring maintenance capital expenditures.

Cash used by financing activities for the three months ended March 31, 2012 was $1.9 million as compared to a use of cash of $37.2 million for the same period in 2011. The three months ended March 31, 2011 included proceeds of $257.5 million from the refinancing of the senior secured credit facility, offset by outflows to pay down the previous senior secured credit facility. We also paid down the $35.0 million for the outstanding balance under the previous revolving line of credit. During 2011 we made payments of $17.7 million for deferred financing cost associated with the debt refinance.

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

At March 31, 2012, we had $316.8 million in senior term loans outstanding and a borrowing availability of $23.6 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LifeCare Holdings, Inc

	By:	/s/ Phillip B. Douglas
Phillip B. Douglas
Chief Executive Officer

	By:	/s/ CHRIS A. WALKER
Chris A. Walker
Dated: May 15, 2012		Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	These interactive data files are being submitted electronically with this report and, in accordance with Rule 406T of Regulation S-T, are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.