Form 10-Q
period 2012-06-30
LifeCare Holdings, Inc.
filed 2012-08-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 10, 2012, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(In thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$27,072	$11,569
Accounts receivable, net of allowance for doubtful accounts of $6,221 and $8,477, respectively	80,797	91,364
Other current assets	10,430	10,244

Total current assets	118,299	113,177
Property and equipment, net	71,169	73,767
Other assets, net	17,864	22,706
Identifiable intangibles, net	38,193	38,323
Goodwill	264,512	264,512

Total assets	$510,037	$512,485

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$456,377	$5,912
Current installments of obligations under capital leases	216	414
Current installments of lease financing obligation	540	519
Estimated third party payor settlements	1,905	9,287
Accounts payable	26,548	30,991
Accrued payroll	7,989	9,806
Accrued vacation	7,764	6,589
Accrued interest	13,889	13,705
Accrued other	7,551	9,772
Income taxes payable	306	663

Total current liabilities	523,085	87,658
Long-term debt, excluding current portion	—	431,073
Obligations under capital leases, excluding current installments	152	89
Lease financing obligation, excluding current installments	18,763	19,038
Accrued insurance	5,397	4,102
Other noncurrent liabilities	18,863	16,841

Total liabilities	566,260	558,801

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(231,664)	(221,757)

Total stockholder’s deficit	(56,223)	(46,316)

	$510,037	$512,485

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011
Net patient service revenue	$120,984	$95,992	$247,393	$190,911

Salaries, wages and benefits	57,655	45,014	116,199	89,414
Supplies	11,556	9,524	23,861	18,814
Rent	10,551	6,720	21,125	13,193
Other operating expenses	26,002	22,184	53,307	42,941
Provision for doubtful accounts	648	1,241	2,246	2,586
Depreciation and amortization	2,419	2,058	4,852	4,174
Loss on early extinguishment of debt	—	—	—	2,772
Interest expense, net	17,558	13,939	34,976	25,275

Total expenses	126,389	100,680	256,566	199,169

Operating loss	(5,405)	(4,688)	(9,173)	(8,258)
Equity in income of joint venture	428	283	327	476

Loss before income taxes	(4,977)	(4,405)	(8,846)	(7,782)
Provision for income taxes	334	225	1,061	450

Net loss	$(5,311)	$(4,630)	$(9,907)	$(8,232)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the six months ended June 30, 2012

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2011	$—	$175,441	$(221,757)	$(46,316)
Net loss	—	—	(9,907)	(9,907)

Balance, June 30, 2012	$—	$175,441	$(231,664)	$(56,223)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(9,907)	$(8,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	10,125	7,348
Provision for doubtful accounts	2,246	2,586
Paid in kind interest	8,817	3,980
Loss on early extinguishment of debt	—	2,772
Equity in income of joint venture	(327)	(476)
Deferred income taxes	753	—
Amortization of debt discount	265	—
Changes in operating assets and liabilities:
Accounts receivable	8,321	(5,320)
Income taxes	(357)	101
Other current assets	(186)	(624)
Other assets	(103)	85
Estimated third party payor settlements	(7,382)	(1,245)
Accounts payable and accrued expenses	(7,122)	2,869
Other noncurrent liabilities	2,564	1,925

Net cash provided by operating activities	7,707	5,769

Cash flows from investing activities:
Purchases of property and equipment	(2,006)	(1,928)

Net cash used in investing activities	(2,006)	(1,928)

Cash flows from financing activities:
Deferred financing cost	—	(17,885)
Borrowings on revolving credit facility	32,000	—
Payments on revolving credit facility	(18,500)	(35,000)
Proceeds from long-term debt	—	257,500
Payments of long-term debt	(3,190)	(242,256)
Payments on obligations under capital leases	(253)	(612)
Payments on lease financing obligation	(255)	(236)

Net cash provided by (used in) financing activities	9,802	(38,489)

Net increase (decrease) in cash and cash equivalents	15,503	(34,648)
Cash and cash equivalents, beginning of period	11,569	54,570

Cash and cash equivalents, end of period	$27,072	$19,922

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$20,796	$19,652
Net income taxes paid	665	349
Noncash:
Equipment purchased through capital lease financing	118	—

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and six month periods ended June 30, 2012 and 2011, are not necessarily indicative of annualized financial results.

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

(2) Liquidity and Uncertainties Related to Going Concern

As of June 30, 2012, we had $456.4 million of debt outstanding (not including outstanding letters of credit but including outstanding borrowings under our revolving credit facility) consisting of our senior secured term loan credit facility in an outstanding principal amount of $320.5 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra Specialty Hospital of Dallas LLC (“Vibra”) in an outstanding principal amount of $3.1 million, which matures on June 1, 2013. Additionally we have a $30.0 million senior secured revolving credit facility, which matures on February 1, 2015. As of June 30, 2012, $19.9 million of the revolving credit facility was utilized by outstanding loans of $13.5 million and issued and outstanding letters of credit of $6.4 million. As of the date hereof, we have $16.0 million of outstanding loans under the revolving credit facility and $9.0 million of issued and outstanding letters of credit. The scheduled maturity dates of the senior secured term loan and revolving credit facility will accelerate to May 15, 2013, if the senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013.

Given our current capital structure and operating cash flows, it is unlikely that we will be able to refinance, purchase or defease the senior subordinated notes by May 15, 2013. As a result, our senior secured credit facility and revolving credit facility are reflected as current liabilities as of June 30, 2012. Additionally, an event of default will occur under the indenture governing the senior subordinated notes in the event the senior secured term loan credit facility maturity is accelerated. Accordingly, we have also classified the senior subordinated notes as a current liability as of June 30, 2012. In light of these circumstances, on May 8, 2012, we engaged Rothschild, Inc. as a financial advisor to assist us in evaluating strategic alternatives for our capital structure as it relates to the pending maturity of our senior subordinated notes and the potential accelerated maturity of our senior secured term loan.

As a result of these ongoing activities and pending finalization of a strategy to deal with our debt structure, we have determined that it will be in the Company’s best interest not to pay the next interest payment due on August 15, 2012 under our senior subordinated notes in the amount of $5.5 million. The failure to make this payment will not constitute an event of default under the indenture governing the senior subordinated notes until the expiration of the 30-day payment grace period on September 14, 2012. The failure to make the senior subordinated notes interest payment prior to the end of such grace period would result in an event of default under our senior secured credit facility. The occurrence of an event of default under these agreements could permit the holders to accelerate such indebtedness.

As a consequence of our decision to take advantage of the grace period under the senior subordinated notes indenture, we currently do not meet the conditions to drawing under our revolving credit facility should we have any availability thereunder. Nonetheless, we have a cash balance in excess of $25.0 million as of the date hereof. This amount, together with cash from operating activities, is sufficient to meet our obligations arising in the ordinary course of business, absent an acceleration of our indebtedness due to an event of default as discussed herein.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test. We were required to meet a leverage ratio of 5.75x (or less) at June 30, 2012, which reduces to 5.50x at March 31, 2013. Our leverage ratio at June 30, 2012 was 5.64x. We were required to meet an interest coverage ratio of not less than 1.25x at June 30, 2012 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio was 1.52x at June 30, 2012. As a result of changes in reimbursement rates, other healthcare regulations, and market factors impacting our business along with increasingly more restrictive covenant requirements, our projection of future earning indicates we expect we will be unable to meet our debt covenant requirements during the next twelve month period.

In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default will occur. If we are unable to obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating our access to our revolving credit facility and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would create a cross-default under our senior subordinated notes indenture. Any such acceleration could have a material adverse effect on our financial position, results of operations and cash flow.

We have prepared the accompanying financial statements on a going-concern basis. Our ability to continue to operate on this basis will be dependent on successfully addressing our capital structure. We are continuing to work with our financial advisor and lenders under our senior secured credit facility and senior subordinated notes to develop a comprehensive strategy that will allow us to refinance or restructure our existing capital structure prior to the acceleration of any indebtedness. There can be no assurance, however, that any of these efforts will prove successful or be on economically reasonable terms. In the event of a failure to obtain necessary waivers or forbearance agreements or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under Chapter 11 of the United States Bankruptcy Code. These issues along with the issues identified in the preceding paragraphs create substantial doubt about our ability to continue as a going concern.

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

Income Taxes

For the six months ended June 30, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizable identifiable intangible assets that are amortizable and deductible for federal income tax purposes. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

We follow the threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. We record accrued interest and penalties associated with uncertain tax positions, if any, as income tax expense in the condensed consolidated statements of operations.

The federal statute of limitations remains open for original tax returns filed for 2008 through 2011. State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states.

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2012 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 1.38%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant. There were 240,000 options granted during the six months ended June 30, 2012 (see note 7).

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2011 condensed consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(4) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and six months ended June 30, 2012 included increases of $0.7 million and $0.7 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to increases of $0.1 million and $0.1 million for the three and six months ended June 30, 2011, respectively. Approximately 64.7% and 59.8% of our total net patient service revenue for the six months ended June 30, 2012 and 2011, respectively, came from Medicare reimbursement.

(5) Goodwill and Impairment Analysis

In conjunction with changes to our projected results of operations as a result of market factors and consideration of a potential capital restructuring, we performed a valuation analysis of goodwill and identifiable intangible assets as of June 30, 2012. As a result of the analysis, we did not record a goodwill impairment charge during the quarter of June 30, 2012. However, a restructuring of our debt could cause an impairment to our goodwill and our other identifiable intangible assets in future periods.

(6) Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior secured credit facility—term loan	$320,476	$313,182
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	13,500	—
Note payable	3,102	4,504

Total long-term debt	456,377	436,985
Current portion of long-term debt	(456,377)	(5,912)

Long-term debt, excluding current portion	$—	$431,073

Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $6.4 million as of June 30, 2012. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our previous senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provided that we had the right to request additional term loan commitments of up to $50.0 million. On August 1, 2011, in connection with the completion of the acquisition of five long-term acute care hospitals, which operate at seven locations, from HealthSouth Corporation, we borrowed $47.2 million of the available $50.0 million.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 0.50% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. The average interest rate for the term loan facility for the six months ended June 30, 2012 and 2011, was 13.77% and 11.99%, respectively. At June 30, 2012 and December 31, 2011, the weighted average interest rate applicable to the outstanding amounts under our term loan facility was 13.72% and 13.65%, respectively.

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

The Credit Agreement also imposes certain financial covenants on us including: a maximum ratio of 5.75x consolidated EBITDA to total senior secured indebtedness tested quarterly; and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly. Our leverage ratio was 5.64x, and our interest coverage ratio was 1.52x at June 30, 2012. The maximum leverage ratio is scheduled to adjust to 5.50x beginning with the trailing four quarter period ending March 31, 2013. The minimum interest coverage ratio is scheduled to adjust to 1.30x beginning with the trailing four quarter period ending March 31, 2013. We are currently in compliance with the covenants of our senior secured credit facility.

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

If we are unable to maintain compliance with the covenants and requirements contained in the Credit Agreement, an event of default would occur, unless we are able to obtain a waiver or enter into an amendment with the senior lenders to revise the covenants and requirements. If any such event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, terminating access to our revolving credit facility, and all actions permitted to be taken by a secured creditor. If we are required to obtain a waiver or execute an amendment to the Credit Agreement, it is likely we will incur additional fees and expenses, and will be required to pay a higher interest margin on our outstanding indebtedness in subsequent periods. An event of default would have a material adverse effect on our financial position, results of operations and cash flow.

See note 2 – “Liquidity and Uncertainties Related to Going Concern” for additional disclosures regarding of our capital structure.

(7) Stock Options

At June 30, 2012, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

For the three months and six months ended June 30, 2012 and 2011, there was no pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2011	1,691,250	$2.50
Granted	240,000	2.50
Exercised	—	—
Forfeited	—	—
Expired	(77,250)	2.50

Balance at June 30, 2012	1,854,000	$2.50

At June 30, 2012, the weighted average remaining contractual life of outstanding options was 6.7 years. There were 1.3 million stock options exercisable at June 30, 2012. At June 30, 2012, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 5.6 years and they had no intrinsic value. As of June 30, 2012, there was no unrecognized compensation costs related to stock options.

Restricted Stock Awards

There have been no restricted stock awards issued during the six months ended June 30, 2012. As of June 30, 2012, there was no unrecognized compensation costs related to restricted stock awards.

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

We have recorded accrued liabilities for such regulatory matters that are both probable and can be reasonably estimated.

(9) Commitments and Contingencies

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $320.5 million and $119.3 million, respectively, at June 30, 2012. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $294.8 million and $62.6 million, respectively, at June 30 2012. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $313.2 million and $119.3 million, respectively, at December 31, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $261.5 million and $92.5 million, respectively, at December 31, 2011. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The carrying value of the note payable to Vibra was $3.1 million at June 30, 2012. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $3.1 million at June 30, 2012. The carrying value of the note payable related to the Vibra acquisition was $4.5 million at December 31, 2011. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $4.5 million at December 31, 2011. This valuation is categorized as a Level 2 in the valuation hierocracy. The revolving credit facility has a carrying value of $13.5 million at June 30, 2012. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $12.7 million at June 30, 2012. This valuation is categorized as a Level 2 in the valuation hierocracy.

(11) Exit Cost

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

The following table summarizes the activity of the accrued exit cost for the six months ended June 30, 2012 (in thousands):

Accrued exit cost at December 31, 2011	$2,296
Payments made	(1,053)

Accrued exit cost at June 30, 2012	$1,243

(12) Acquisition

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

Six months ended June 30, 2011
Pro Forma
Net patient service revenues	$251,521
Net loss	$(5,348)

(13) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the three and six months ended at June 30, 2012 and 2011. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

June 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$27,070	$2	$—	$27,072
Accounts receivable, net of allowance for doubtful accounts	—	79,399	1,398	—	80,797
Due to/from related parties	33,652	(30,107)	(3,545)	—	—
Other current assets	—	9,559	871	—	10,430

Total current assets	33,652	85,921	(1,274)	—	118,299
Investment in subsidiaries	372,609	—	—	(372,609)	—
Property and equipment, net	—	51,410	19,759	—	71,169
Other assets, net	11,228	4,649	1,987	—	17,864
Identifiable intangibles, net	—	38,193	—	—	38,193
Goodwill	—	264,512	—	—	264,512

Total assets	$417,489	$444,685	$20,472	$(372,609)	$510,037

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$453,275	$3,102	$—	$—	$456,377
Current installments of obligations under capital leases	—	205	11	—	216
Current installments of lease financing obligation	—	—	540	—	540
Estimated third party payor settlements	—	(1,049)	2,954	—	1,905
Accounts payable	295	25,630	623	—	26,548
Accrued payroll	—	7,989	—	—	7,989
Accrued vacation	—	7,561	203	—	7,764
Accrued interest	13,889	—	—	—	13,889
Accrued other	—	7,395	156	—	7,551
Income taxes payable	—	306	—	—	306

Total current liabilities	467,459	51,139	4,487	—	523,085
Obligations under capital leases, excluding current installments	—	152	—	—	152
Lease financing obligation, excluding current installments	—	—	18,763	—	18,763
Accrued insurance	—	5,397	—	—	5,397
Other noncurrent liabilities	6,253	12,610	—	—	18,863

Total liabilities	473,712	69,298	23,250	—	566,260

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(231,664)	375,324	(15,358)	(359,966)	(231,664)

Total stockholder’s equity (deficit)	(56,223)	375,387	(2,778)	(372,609)	(56,223)

	$417,489	$444,685	$20,472	$(372,609)	$510,037

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$11,568	$1	$—	$11,569
Accounts receivable, net of allowance for doubtful accounts	—	87,644	3,720	—	91,364
Due to/from related parties	42,281	(38,735)	(3,546)	—	—
Other current assets	—	9,472	772	—	10,244

Total current assets	42,281	69,949	947	—	113,177
Investment in subsidiaries	346,849	—	—	(346,849)	—
Property and equipment, net	—	53,431	20,336	—	73,767
Other assets, net	16,502	4,545	1,659	—	22,706
Identifiable intangibles, net	—	38,323	—	—	38,323
Goodwill	—	264,512	—	—	264,512

Total assets	$405,632	$430,760	$22,942	$(346,849)	$512,485

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$3,047	$2,865	$—	$—	$5,912
Current installments of obligations under capital leases	—	389	25	—	414
Current installments of lease financing obligation	—	—	519	—	519
Estimated third party payor settlements	—	6,245	3,042	—	9,287
Accounts payable	262	29,026	1,703	—	30,991
Accrued payroll	—	9,801	5	—	9,806
Accrued vacation	—	6,393	196	—	6,589
Accrued interest	13,705	—	—	—	13,705
Accrued other	—	9,621	151	—	9,772
Income taxes payable	—	663	—	—	663

Total current liabilities	17,014	65,003	5,641	—	87,658

Long-term debt, excluding current portion	429,434	1,639	—	—	431,073
Obligations under capital leases, excluding current installments	—	86	3	—	89
Lease financing obligation, excluding current installments	—	—	19,038	—	19,038
Accrued insurance	—	4,102	—	—	4,102
Other noncurrent liabilities	5,500	11,341	—	—	16,841

Total liabilities	451,948	82,171	24,682	—	558,801

Stockholder’s equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(221,757)	348,526	(14,320)	(334,206)	(221,757)

Total stockholder’s equity (deficit)	(46,316)	348,589	(1,740)	(346,849)	(46,316)

	$405,632	$430,760	$22,942	$(346,849)	$512,485

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$117,354	$3,630	$—	$120,984

Salaries, wages and benefits	3	55,771	1,881	—	57,655
Supplies	—	11,278	278	—	11,556
Rent	—	10,290	261	—	10,551
Other operating expenses	303	24,785	914	—	26,002
Provision for doubtful accounts	—	592	56	—	648
Depreciation and amortization	—	2,132	287	—	2,419
Intercompany (income) expenses	(341)	152	189	—	—
Interest expense, net	16,904	231	423	—	17,558

Total expenses	16,869	105,231	4,289	—	126,389

Operating income (loss)	(16,869)	12,123	(659)	—	(5,405)
Earnings in investments in subsidiaries	(12,311)	—	—	12,311	—
Equity in income of joint venture	—	—	428	—	428

Income (loss) before income taxes	(4,558)	12,123	(231)	(12,311)	(4,977)
Provision for (benefit from) income taxes	753	(419)	—	—	334

Net income (loss)	$(5,311)	$12,542	$(231)	$(12,311)	$(5,311)

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$239,672	$7,721	$—	$247,393

Salaries, wages and benefits	6	112,211	3,982	—	116,199
Supplies	—	23,228	633	—	23,861
Rent	—	20,568	557	—	21,125
Other operating expenses	580	50,737	1,990	—	53,307
Provision for doubtful accounts	—	2,138	108	—	2,246
Depreciation and amortization	—	4,262	590	—	4,852
Intercompany (income) expenses	649	(1,044)	395	—	—
Interest expense, net	33,679	465	832	—	34,976

Total expenses	34,914	212,565	9,087	—	256,566

Operating income (loss)	(34,914)	27,107	(1,366)	—	(9,173)
Earnings in investments in subsidiaries	(25,760)	—	—	25,760	—
Equity in income of joint venture	—	—	327	—	327

Income (loss) before income taxes	(9,154)	27,107	(1,039)	(25,760)	(8,846)
Provision for (benefit from) income taxes	753	308	—	—	1,061

Net income (loss)	$(9,907)	$26,799	$(1,039)	$(25,760)	$(9,907)

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

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,907)	$26,799	$(1,039)	$(25,760)	$(9,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	5,273	4,262	590	—	10,125
Provision for doubtful accounts	—	2,138	108	—	2,246
Paid in kind interest	8,817	—	—	—	8,817
Equity in (income) loss of joint venture	—	—	(327)	—	(327)
Deferred income taxes	753	—	—		753
Amortization of debt discount	—	265	—	—	265
Changes in operating assets and liabilities:
Accounts receivable	—	6,107	2,214	—	8,321
Income taxes	—	(357)	—	—	(357)
Other current assets	—	(87)	(99)	—	(186)
Change in investments in subsidiaries	(25,760)	—	—	25,760	—
Other assets	—	(103)	—	—	(103)
Due to/from related parties	8,625	(8,625)	—	—	—
Estimated third party payor settlements	—	(7,294)	(88)	—	(7,382)
Accounts payable and accrued expenses	223	(6,271)	(1,074)	—	(7,122)
Other noncurrent liabilities	—	2,564	—	—	2,564

Net cash provided by (used in) operating activities	(11,976)	19,398	285	—	7,707

Cash flows from investing activities:
Purchases of property and equipment	—	(1,993)	(13)	—	(2,006)

Net cash used in investing activities	—	(1,993)	(13)	—	(2,006)

Cash flows from financing activities:
Borrowings on revolving credit facility	32,000	—	—	—	32,000
Payments on revolving credit facility	(18,500)	—	—	—	(18,500)
Payments of long-term debt	(1,524)	(1,666)	—	—	(3,190)
Payments on obligations under capital leases	—	(237)	(16)	—	(253)
Payments on lease financing obligation	—	—	(255)	—	(255)

Net cash provided by (used in) financing activities	11,976	(1,903)	(271)	—	9,802

Net increase in cash and cash equivalents	—	15,502	1	—	15,503
Cash and cash equivalents, beginning of period	—	11,568	1	—	11,569

Cash and cash equivalents, end of period	$—	$27,070	$2	$—	$27,072

LifeCare Holdings, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,232)	$20,483	$595	$(21,078)	$(8,232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	3,175	4,173	—	—	7,348
Provision for doubtful accounts	—	2,423	163	—	2,586
Paid in kind interest	3,980	—	—	—	3,980
Loss on early extinguishment of debt	2,772	—	—	—	2,772
Equity in (income) loss of joint venture	—	—	(476)	—	(476)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,620)	1,300	—	(5,320)
Income taxes	—	101	—	—	101
Other current assets	—	(337)	(287)	—	(624)
Change in investments in subsidiaries	(21,078)	—	—	21,078	—
Other assets	—	85	—	—	85
Due to/from related parties	54,733	(52,456)	(2,277)	—	—
Estimated third party payor settlements	—	(1,801)	556	—	(1,245)
Accounts payable and accrued expenses	2,291	434	144	—	2,869
Other noncurrent liabilities	—	1,925	—	—	1,925

Net cash provided by (used in) operating activities	37,641	(31,590)	(282)	—	5,769

Cash flows from investing activities:
Purchases of property and equipment	—	(2,524)	596	—	(1,928)

Net cash used in investing activities	—	(2,524)	596	—	(1,928)

Cash flows from financing activities:
Deferred financing cost	(17,885)	—	—	—	(17,885)
Payments on revolving credit facility	(35,000)	—	—	—	(35,000)
Proceeds from long-term debt	257,500	—	—	—	257,500
Payments of long-term debt	(242,256)	—	—	—	(242,256)
Payments on obligations under capital leases	—	(534)	(78)	—	(612)
Payments on lease financing obligation	—	—	(236)	—	(236)

Net cash used in financing activities	(37,641)	(534)	(314)	—	(38,489)

Net increase (decrease) in cash and cash equivalents	—	(34,648)	—	—	(34,648)
Cash and cash equivalents, beginning of period	—	54,569	1	—	54,570

Cash and cash equivalents, end of period	$—	$19,921	$1	$—	$19,922

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of June 30, 2012, we operated 27 hospitals located in ten states, consisting of eight “hospital within a hospital” facilities (20% of beds) and 19 freestanding facilities (80% of beds). Through these 27 long-term acute care hospitals, we operate a total of 1,390 licensed beds and employ approximately 4,500 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Liquidity and Uncertainties Related to Going Concern

As of June 30, 2012, we had $456.4 million of debt outstanding (not including outstanding letters of credit but including outstanding borrowings under our revolving credit facility) consisting of our senior secured term loan credit facility in an outstanding principal amount of $320.5 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, and our note payable to Vibra Specialty Hospital of Dallas LLC (“Vibra”) in an outstanding principal amount of $3.1 million, which matures on June 1, 2013. Additionally we have a $30.0 million senior secured revolving credit facility, which matures on February 1, 2015. As of June 30, 2012, $19.9 million of the revolving credit facility was utilized by outstanding loans of $13.5 million and issued and outstanding letters of credit of $6.4 million. As of the date hereof, we have $16.0 million of outstanding loans under the revolving credit facility and $9.0 million of issued and outstanding letters of credit. The scheduled maturity dates of the senior secured term loan and revolving credit facility will accelerate to May 15, 2013, if the senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013.

Given our current capital structure and operating cash flows, it is unlikely that we will be able to refinance, purchase or defease the senior subordinated notes by May 15, 2013. As a result, our senior secured credit facility and revolving credit facility are reflected as current liabilities as of June 30, 2012. Additionally, an event of default will occur under the indenture governing the senior subordinated notes in the event the senior secured term loan credit facility maturity is accelerated. Accordingly, we have also classified the senior subordinated notes as a current liability as of June 30, 2012. In light of these circumstances, on May 8, 2012, we engaged Rothschild, Inc. as a financial advisor to assist us in evaluating strategic alternatives for our capital structure as it relates to the pending maturity of our senior subordinated notes and the potential accelerated maturity of our senior secured term loan.

As a result of these ongoing activities and pending finalization of a strategy to deal with our debt structure, we have determined that it will be in the Company’s best interest not to pay the next interest payment due on August 15, 2012 under our senior subordinated notes in the amount of $5.5 million. The failure to make this payment will not constitute an event of default under the indenture governing the senior subordinated notes until the expiration of the 30-day payment grace period on September 14, 2012. The failure to make the senior subordinated notes interest payment prior to the end of such grace period would result in an event of default under our senior secured credit facility. The occurrence of an event of default under these agreements could permit the holders to accelerate such indebtedness.

As a consequence of our decision to take advantage of the grace period under the senior subordinated notes indenture, we currently do not meet the conditions to drawing under our revolving credit facility should we have any availability thereunder. Nonetheless, we have a cash balance in excess of $25.0 million as of the date hereof. This amount, together with cash from operating activities, is sufficient to meet our obligations arising in the ordinary course of business, absent an acceleration of our indebtedness due to an event of default as discussed herein.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test. We were required to meet a leverage ratio of 5.75x (or less) at June 30, 2012, which reduces to 5.50x at March 31, 2013. Our leverage ratio at June 30, 2012 was 5.64x. We were required to meet an interest coverage ratio of not less than 1.25x at June 30, 2012 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio was 1.52x at June 30, 2012. As a result of changes in reimbursement rates, other healthcare regulations, and market factors impacting our business along with increasingly more restrictive covenant requirements, our projection of future earnings indicates we expect we will be unable to meet our debt covenant requirements during the next twelve month period.

In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default will occur. If we are unable to obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating our access to our revolving credit facility and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would create a cross-default under our senior subordinated notes indenture. Any such acceleration could have a material adverse effect on our financial position, results of operations and cash flow.

We have prepared the accompanying financial statements on a going-concern basis. Our ability to continue to operate on this basis will be dependent on successfully addressing our capital structure. We are continuing to work with our financial advisor and lenders under our senior secured credit facility and senior subordinated notes to develop a comprehensive strategy that will allow us to refinance or restructure our existing capital structure prior to the acceleration of any indebtedness. There can be no assurance, however, that any of these efforts will prove successful or be on economically reasonable terms. In the event of a failure to obtain necessary waivers or forbearance agreements or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under Chapter 11 of the United States Bankruptcy Code. These issues along with the issues identified in the preceding paragraphs create substantial doubt about our ability to continue as a going concern.

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

On August 1, 2011, we entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”) with Health Care REIT, Inc., which included the real estate properties for two of our existing operations and the four new Facilities discussed previously. The Second Amended and Restated Lease became effective with respect to the hospitals on August 1, 2011 and its initial 15-year term ends on July 31, 2026. The Second Amended and Restated Lease contains an option to renew for one 14-year, 11-month renewal term. The rent for the hospitals under the Second Amended and Restated Lease is computed based upon the Health Care REIT, Inc.’s investment amount multiplied by the greater of (i) a spread over the trading yield on 10-year U.S. Treasury Notes, or (ii) 9.71%, and is subject to an annual inflation adjustment. In addition, on August 1, 2011, we paid a transaction fee of $750,000 to Health Care REIT, Inc., and an indirect parent of the Company granted a warrant to HealthCare REIT, Inc. to purchase 6.25% of the shares of such parent’s common stock on August 1, 2011, with an exercise price of $0.01 per share.

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

Regulatory Changes

Approximately 64.7% and 59.8% of our total net patient service revenue for the six months ended June 30, 2012 and 2011, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. The discussion included herein provides a summary analysis of recent regulatory changes that have had an impact on our results of operations for the six months ended June 30, 2012, and recently proposed regulations that may have an impact on our future results of operations. A more detailed discussion of the regulatory environment in which we operate may be found in Part I – Business – Government Regulations, in our Annual Report filed on Form 10-K on March 30, 2012 with the Securities and Exchange Commission, for the year ended December 31, 2011. The information below should be read in connection with that more detailed discussion.

2012 Final Rule

On August 1, 2012, the Centers for Medicare & Medicaid Services (“CMS”) published their proposed annual payment update for LTAC hospitals for the 2013 rate year, which will be effective for all discharges on or after October 1, 2012 (the “2012 Proposed Rule”). The proposed rule includes a net increase in the standard federal rate of $694 to $40,916, or 1.7%, for the period October 1, 2012 through December 28, 2012. For discharges on or after December 29, 2012 through September 30, 2013, the standard federal rate would then decrease by $518 to $40,398, which represents a 0.4% increase from the current rate of $40,222. Both of these proposed standard federal rates include a market basket update of 2.6%, less a 0.074% area wage level budget neutrality factor, and two adjustments required by the Patient Protection and Affordable Care Act: the multifactor productivity (“MFP”) adjustment of 0.7% and a statutory payment rate reduction of 0.1%. The proposed standard federal base rate beginning December 29, 2012, is further reduced by 1.266%, which represents the first year impact of a three-year phase in of a “one-time” 3.75% budget neutrality adjustment. The proposed rule also includes a decrease in the high-cost outlier fixed-loss amount to $15,408 from $17,931, updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”), and the implementation of reduced Medicare payments for patients with very short stays in LTAC hospitals for discharges occurring on or after December 29, 2012. CMS has estimated that the proposed changes for the 2013 rate year, taken as a whole, will result in an increase of 1.7% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of this proposed rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

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

However, CMS is proposing a one-year extension on the existing moratorium on the “25 Percent Rule” policy for cost report periods beginning on or after October 1, 2012, pending results of an on-going research initiative to re-define the role of LTAC hospitals in the Medicare program. As a result of various laws and regulations, this extension, however, creates a “gap” period for LTAC hospitals that lose statutory relief between July 1, 2012 and October 1, 2012. CMS recognizes this gap period in the final rule and created a regulatory moratorium to provide relief from the 25 Percent Rule for discharges occurring within this gap period.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 64.7% and 59.8% of total net patient service revenue for the six months ended June 30, 2012 and 2011, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

We believe that the following critical accounting policies as more fully described in our annual financial statements as of December 31, 2011, as filed in the Form 10-K, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Estimated third party payor settlements

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Goodwill

•	Business Combinations

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net patient service revenue	$120,984	$95,992	$247,393	$190,911
Salaries, wages and benefits	57,655	45,014	116,199	89,414
Supplies	11,556	9,524	23,861	18,814
Rent	10,551	6,720	21,125	13,193
Other operating expenses	26,002	22,184	53,307	42,941
Provision for doubtful accounts	648	1,241	2,246	2,586
Depreciation and amortization	2,419	2,058	4,852	4,174
Loss on early extinguishment of debt	—	—	—	2,772
Interest expense, net	17,558	13,939	34,976	25,275

Total expenses	126,389	100,680	256,566	199,169

Operating loss	(5,405)	(4,688)	(9,173)	(8,258)
Equity in income of joint venture	428	283	327	476

Loss before income taxes	(4,977)	(4,405)	(8,846)	(7,782)
Provision for income taxes	334	225	1,061	450

Net loss	$(5,311)	$(4,630)	$(9,907)	$(8,232)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Number of hospitals within hospitals (end of period)	8	8	8	8
Number of freestanding hospitals (end of period)	19	12	19	12
Number of total hospitals (end of period)	27	20	27	20
Licensed beds LTAC (end of period)	1,390	1,057	1,390	1,057
Licensed beds transitional care unit beds (end of period)	40	—	40	—
Total licensed beds (end of period)	1,430	1,057	1,430	1,057
Average licensed beds (1)	1,430	1,057	1,430	1,057
LTAC admissions	2,785	2,028	5,780	4,136
Transitional care unit admissions	154	—	229	—
LTAC patient days	78,902	59,859	158,998	119,894
Transitional care unit patient days	2,239	—	4,704	—
LTAC occupancy rate	62.4%	62.2%	62.9%	62.7%
Transitional care unit occupancy rate	61.5%	—	64.6%	—
Percent net patient service revenue from Medicare	64.7%	59.7%	64.7%	59.8%
Percent net patient service revenue from commercial payors and Medicaid (2)	35.3%	40.3%	35.3%	40.2%
Net patient service revenue per patient day	$1,491	$1,604	$1,511	$1,592

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than three percent for each of the periods presented.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Revenues

Our net patient service revenue of $121.0 million for the three months ended June 30, 2012, increased by $25.0 million, or 26.0%, from the comparable period in 2011. Patient days increased by 21,282, or 35.6%, while admissions increased by 911, or 44.9%, for the three months ended June 30, 2012, as compared to the same period in 2011. On a same store basis, which excludes the hospitals acquired from HealthSouth and the new transitional care unit, patient days increased by 1,601, or 2.7%, and admissions increased by 124, or 6.1%, for the three months ended June 30, 2012, as compared to the same period in 2011.

The increase of $25.0 million in net patient service revenue was attributable to an increase of $26.1 million from the recently acquired hospitals and the new transitional care unit and a decrease of $1.1 million on a same store basis. The net decrease on a same store basis was comprised of a favorable variance of $2.6 million attributable to an increase in patient days and a net increase of $0.3 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $4.0 million as the result of the decrease in net patient service revenue on a per patient day basis.

Our net patient service revenue per patient day during the three months ended June 30, 2012 and 2011, was $1,491 and $1,604, respectively. However, exclusive of the cost report reimbursement adjustments and results of the new hospitals and the new transitional care unit, net patient service revenue per patient day for the three months ended June 30, 2012 and 2011, was $1,543 and $1,609, respectively. The decrease in our net patient service revenue per patient day was primarily attributable to an increase in the volume of Medicare patients as a percentage of our total patient volume. On a per patient day basis, average reimbursement for Medicare patients is generally lower than reimbursement for non-Medicare patients.

Total Expenses

Total expenses increased by $25.7 million to $126.4 million for the three months ended June 30, 2012, as compared to the same period in 2011. A portion of this increase was attributable to the addition of the recently acquired hospitals and new transitional care unit. On a same store basis, total expenses increased $1.4 million for the three months ended June 30, 2012, as compared to the same period in 2011.

The same store increase of $1.4 million in expenses was primarily attributable to an increase of $3.6 million in net interest expense, offset by a $1.0 million decrease in provision for doubtful accounts. The $3.6 million increase in net interest expense was the result of the interest on the additional borrowing related to the purchase of the new hospitals. The principal amount outstanding under our term loan facility at June 31, 2012 and 2011, was $320.5 million and $260.8 million, respectively. The $1.0 million decrease in the provision for doubtful accounts was due principally to the decrease in our days of net patient service revenue outstanding as a result of improved collections on current and previously reserved accounts.

Income Tax Expense

For the three months ended June 30, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizing identifiable intangible assets that are amortizable and deductible for federal income tax purposes. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Revenues

Our net patient service revenue of $247.4 million for the six months ended June 30, 2012, increased by $56.5 million, or 29.6%, from the comparable period in 2011. Patient days increased by 43,808, or 36.5%, while admissions increased by 1,873, or 45.3%, for the six months ended June 30, 2012, as compared to the same period in 2011. On a same store basis, which excludes the hospitals acquired from HealthSouth and the new transitional care unit, patient days increased by 3,380, or 2.8%, and admissions increased by 280, or 6.8%, for the six months ended June 30, 2012, as compared to the same period in 2011.

The increase of $56.5 million in net patient service revenue was attributable to an increase of $54.6 million from the recently acquired hospitals and the new transitional care unit and an increase of $1.9 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $5.4 million attributable to an increase in patient days and a net increase of $1.0 million attributable to a decrease in adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $4.5 million as the result of the decrease in net patient service revenue on a per patient day basis. During the six months ended June 30, 2012 and 2011, we recorded reductions in net patient service revenue of $0.1 million and $1.1 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day during the six months ended June 30, 2012 and 2011, was $1,511 and $1,592, respectively. However, exclusive of the cost report reimbursement adjustments and results of the new hospitals and the new transitional care unit, net patient service revenue per patient day for the six months ended June 30, 2012 and 2011, was $1,565 and $1,602, respectively. The decrease in our net patient service revenue per patient day was primarily attributable to an increase in the volume of Medicare patients as a percentage of our total patient volume. On a per patient day basis, average reimbursement for Medicare patients is generally lower than reimbursement for non-Medicare patients.

Total Expenses

Total expenses increased by $57.4 million to $256.6 million for the six months ended June 30, 2012, as compared to the same period in 2011. A portion of this increase was attributable to the addition of the recently acquired hospitals and new transitional care unit. On a same store basis, total expenses increased $7.4 million for the six months ended June 30, 2012, as compared to the same period in 2011.

The same store increase of $7.4 million in expenses was primarily attributable to an increase of $9.7 million in net interest expense, offset by a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during 2011. The $9.7 million increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement and interest on the additional borrowing related to the purchase of the new hospitals. The principal amount outstanding under our term loan facility at June 31, 2012 and 2011, was $320.5 million and $260.8 million, respectively, and had an average interest rate of 13.77% and 11.99% for the six months ended June 30, 2012 and 2011, respectively.

Income Tax Expense

For the six months ended June 30, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizing identifiable intangible assets that are amortizable and deductible for federal income tax purposes. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, expected cash flows generated by operations, and availability of borrowings under a revolving credit facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility. However, as further discussed in note 2, “Liquidity and Uncertainties Related to Going Concern” and under Liquidity and Uncertainties Related to Going Concern above, we currently do not meet the conditions to drawing under our revolving credit facility should we have any availability thereunder. Nonetheless, we have a cash balance in excess of $25.0 million as of the date hereof. Our primary liquidity requirements are for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital. As a result of these and other issues discussed further in note 2, “Liquidity and Uncertainties Related to Going Concern” and under Liquidity and Uncertainties Related to Going Concern above, there is substantial doubt about our ability to continue as a going concern. You are encouraged to read discussion in the above referenced sections together with our discussion of liquidity and capital resources below.

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

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 0.5% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. For a more detailed discussion of the interest rates applicable to the term loan facility of the Credit Agreement, see note 6, “Long Term Debt.” At June 30, 2012, the weighted average interest rate applicable to the $320.5 million outstanding under our term loan facility was 13.77%.

We are required to make scheduled quarterly payments under the senior secured term loan facility equal to 0.25% of the original principal amount of the term loan and the additional principal amount borrowed on August 1, 2011, with the balance payable on February 1, 2016. Additionally, we are required to prepay outstanding term loans under this agreement with (a) 100% of the net cash proceeds of any debt or equity issued by us or our restricted subsidiaries (with exceptions for certain debt permitted to be incurred or equity permitted to be issued under the agreement), (b) 75% (which percentage will be reduced to 50% if our senior secured leverage ratio (as defined in the Credit Agreement) is less than 4:00 to 1:00) of our annual excess cash flow (as defined in the Credit Agreement), and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us or our restricted subsidiaries, subject to reinvestment rights and certain other exceptions specified in the Credit Agreement. Mandatory prepayments of the term loans, subject to certain exceptions, are subject to a prepayment fee of 2% if such repayment occurs after February 1, 2012 and on or prior to February 1, 2013, and 1% if such prepayment occurs after February 1, 2013 and on or prior to February 1, 2014. We also have the ability to voluntarily prepay outstanding loans under the term loan facility, subject to certain conditions. For a discussion of our ability of voluntarily prepay outstanding loans, see note 6, “Long Term Debt.”

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

The Credit Agreement also imposes certain financial covenants on us including: a maximum ratio of 5.75x consolidated EBITDA to total senior secured indebtedness tested quarterly on a trailing 12 month basis, and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly on a trailing 12 month basis. The maximum leverage ratio is scheduled to adjust to 5.50x beginning with the trailing four quarter period ending March 31, 2013. As a result of changes in reimbursement rates, other healthcare regulations, and market factors impacting our business along with increasingly more restrictive covenant requirements, our projection of future earnings indicates we expect we will be unable to meet our debt covenant requirements during the next twelve month period.

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

We believe that our cash on hand, expected cash flows from operations, and potential availability of borrowings under the revolving portion of our senior secured credit facilities will be sufficient to meet our obligations arising in the ordinary course of business, absent an acceleration of our indebtedness due to an event of default as discussed herein. However, as further discussed in note 2, “Liquidity and Uncertainties Related to Going Concern” and under Liquidity and Uncertainties Related to Going Concern above, there is substantial doubt about our ability to continue as a going concern.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $3.0 million during the remainder of 2012 based on our current plans of ongoing capital maintenance expenditure requirements at our facilities, including those related to the LTAC hospitals acquired during 2011, as previously discussed. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

For the six months ended June 30, 2012, operating activities provided $7.7 million of cash as compared to $5.8 million of cash for the comparable period in 2011. For the six months ended June 30, 2012, we had a net loss of $9.9 million as compared to a net loss of $8.2 million for the same period in 2011.

Accounts receivable decreased by $8.3 million for the six months ended June 30, 2012 as compared to an increase of $5.3 million for the same period during 2011. Days of net patient service revenue in accounts receivable at June 30, 2012 had decreased to 60.8 as compared to 69.2 at December 31, 2011. The $8.3 million decrease in accounts receivable and the decrease in days of net patient service revenue in accounts receivable as of June 30, 2012, was primarily the result of improved collections on the accounts receivable of the hospitals acquired during 2011. As of December 31, 2011, we were pending CMS’s approval of the transfer of certain acquired Medicare provider numbers. All of these approvals were received by March 31, 2012.

Estimated third party payor settlements used cash of $7.4 million as compared to a use of cash of $1.2 million for the six months ended June 30, 2011. The use of cash during the 2012 period was principally due to the under payment by Medicare of amounts received as interim payments during 2012 as compared to revenues ultimately recognized and the net settlement of certain matters on previously filed cost reports.

Accounts payable and accrued expenses used cash of $7.1 million for the six months ended June30, 2012 as compared to providing cash of $2.9 million for the same period in 2011. This increase in the use of cash was primarily attributable to the timing of interest payments under our new senior secured credit facility and the timing of our bi-weekly payroll payments.

Cash used in investing activities was $2.0 million for the six months ended June 30, 2012, as compared to $1.9 million in 2011. Cash used in investing activities during the 2012 and 2011 periods was principally for recurring maintenance capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2012 was $9.8 million as compared to a use of cash of $38.5 million for the same period in 2011. The $9.8 million net cash provided by financing activities in the 2012 period was principally due to net borrowings of $13.5 million under our revolving credit facility to provide additional liquidity as we evaluate our capital structure alternatives as discussed previously. The six months ended June 30, 2011 included proceeds of $257.5 million from the refinancing of the senior secured credit facility, offset by outflows to pay down the previous senior secured credit facility. We also paid down the $35.0 million for the outstanding balance under the previous revolving line of credit. During 2011 we made payments of $17.9 million for deferred financing cost associated with the debt refinance.

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

Forward Looking Statements

This quarterly report contains forward-looking statements regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this document other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•

our ability to successfully negotiate waivers and/or forbearance of remedies with respect to potential defaults of our outstanding indebtedness and our capital structure issues described herein, and our ability to successfully continue as a going concern;

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

At June 30, 2012, we had $320.5 million in senior term loans outstanding and a borrowing availability of $10.1 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Chris A. Walker
Chief Financial Officer

Dated: August 14, 2012

EXHIBIT INDEX

Exhibit	Description

10.1	Employment Agreement with Stuart L. Archer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	These interactive data files are being submitted electronically with this report and, in accordance with Rule 406T of Regulation S-T, are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.