Form 10-Q
period 2012-09-30
LifeCare Holdings, Inc.
filed 2012-11-14
CIK 1358057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 9, 2012, the registrant had 100 shares of Common Stock, par value $0.01 per share, outstanding.

LIFECARE HOLDINGS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(In thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$31,540	$11,569
Accounts receivable, net of allowance for doubtful accounts of $6,073 and $8,477, respectively	78,617	91,364
Other current assets	10,032	10,244

Total current assets	120,189	113,177
Property and equipment, net	69,327	73,767
Other assets, net	15,696	22,706
Identifiable intangibles, net	38,128	38,323
Goodwill	178,812	264,512

Total assets	$422,152	$512,485

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$461,970	$5,912
Current installments of obligations under capital leases	190	414
Current installments of lease financing obligation	551	519
Estimated third party payor settlements	5,377	9,287
Accounts payable	23,329	30,991
Accrued payroll	5,599	9,806
Accrued vacation	7,121	6,589
Accrued interest	16,918	13,705
Accrued other	9,301	9,772
Income taxes payable	239	663

Total current liabilities	530,595	87,658
Long-term debt, excluding current portion	—	431,073
Obligations under capital leases, excluding current installments	56	89
Lease financing obligation, excluding current installments	18,621	19,038
Accrued insurance	5,823	4,102
Other noncurrent liabilities	20,783	16,841

Total liabilities	575,878	558,801

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	175,441	175,441
Accumulated deficit	(329,167)	(221,757)

Total stockholder’s deficit	(153,726)	(46,316)

	$422,152	$512,485

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011
Net patient service revenue	$119,844	$102,599	$367,237	$293,510

Salaries, wages and benefits	57,968	50,526	174,167	139,941
Supplies	11,122	10,540	34,984	29,354
Rent	10,008	8,685	31,132	21,878
Other operating expenses	25,501	26,446	78,806	69,388
Provision for doubtful accounts	1,181	1,781	3,428	4,367
Depreciation and amortization	2,214	2,354	7,067	6,528
Reorganization cost	5,717	—	5,717	—
Goodwill impairment charge	85,700	—	85,700	—
Loss on early extinguishment of debt	—	—	—	2,772
Interest expense, net	18,289	15,571	53,265	40,845

Total expenses	217,700	115,903	474,266	315,073

Operating loss	(97,856)	(13,304)	(107,029)	(21,563)
Equity in income of joint venture	124	85	451	562

Loss before income taxes	(97,732)	(13,219)	(106,578)	(21,001)
Provision (benefit) for income taxes	(229)	100	832	550

Net loss	$(97,503)	$(13,319)	$(107,410)	$(21,551)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Deficit

For the nine months ended September 30, 2012

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
Balance, December 31, 2011	$—	$175,441	$(221,757)	$(46,316)
Net loss	—	—	(107,410)	(107,410)

Balance, September 30, 2012	$—	$175,441	$(329,167)	$(153,726)

See accompanying notes to condensed consolidated financial statements.

LIFECARE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011

(In thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(107,410)	$(21,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	15,103	11,879
Provision for doubtful accounts	3,428	4,367
Paid in kind interest	13,408	6,517
Goodwill impairment charge	85,700	—
Loss on early extinguishment of debt	—	2,772
Equity in income of joint venture	(451)	(562)
Deferred income taxes	591	—
Amortization of debt discount	361	—
Changes in operating assets and liabilities:
Accounts receivable	9,319	(12,631)
Income taxes	(424)	191
Other current assets	212	(1,283)
Other assets	(610)	(2,835)
Estimated third party payor settlements	(3,909)	5,046
Accounts payable and accrued expenses	(8,596)	5,934
Other noncurrent liabilities	5,072	2,231

Net cash provided by operating activities	11,794	75

Cash flows from investing activities:
Purchases of property and equipment	(2,277)	(3,165)
Payments for acquisition	—	(33,262)

Net cash used in investing activities	(2,277)	(36,427)

Cash flows from financing activities:
Deferred financing cost	—	(22,291)
Borrowings on revolving credit facility	34,500	—
Payments on revolving credit facility	(18,500)	(35,000)
Proceeds from long-term debt	—	304,700
Payments of long-term debt	(4,785)	(243,018)
Payments on obligations under capital leases	(375)	(693)
Payments on lease financing obligation	(386)	(356)

Net cash provided by financing activities	10,454	3,342

Net increase (decrease) in cash and cash equivalents	19,971	(33,010)
Cash and cash equivalents, beginning of period	11,569	54,570

Cash and cash equivalents, end of period	$31,540	$21,560

Supplemental disclosure of cash flow information:
Cash:
Interest paid	$42,141	$31,932
Net income taxes paid	665	359
Noncash:
Equipment purchased through capital lease financing	118	86

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

The accompanying unaudited condensed consolidated financial statements and financial information have been prepared in accordance with generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The accompanying financial statements for the three and nine month periods ended September 30, 2012 and 2011, are not necessarily indicative of annualized financial results.

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

(2) Liquidity and Uncertainties Related to Going Concern

As of September 30, 2012, we had $462.0 million of debt outstanding (including outstanding borrowings under our revolving credit facility) consisting of our senior secured term loan credit facility in an outstanding principal amount of $324.3 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, our note payable to Vibra Specialty Hospital of Dallas LLC (“Vibra”) in an outstanding principal amount of $2.4 million, which matures on June 1, 2013, and our revolving credit facility, which matures on February 1, 2015, in an outstanding principal amount of $16.0 million. Additionally as of September 30, 2012, we have issued and outstanding letters of credit of $9.0 million. The scheduled maturity dates of the senior secured term loan and revolving credit facility will accelerate to May 15, 2013, if the senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013.

Given our current capital structure and operating cash flows, it is unlikely that we will be able to refinance, purchase or defease the senior subordinated notes by May 15, 2013. As a result, our senior secured credit facility and revolving credit facility continue to be reflected as current liabilities. Additionally, an event of default will occur under the indenture governing the senior subordinated notes in the event the senior secured term loan credit facility maturity is accelerated. Accordingly, we have also classified the senior subordinated notes as a current liability. In light of these circumstances, on May 8, 2012, we engaged Rothschild, Inc. as a financial advisor to assist us in evaluating strategic alternatives for our capital structure as it relates to the pending maturity of our senior subordinated notes and the potential accelerated maturity of our senior secured term loan. We have recorded $5.7 million as reorganization costs, which represents professional fees paid to Rothschild, Inc., attorneys and other advisors to assist in our consideration and evaluation of various strategic alternatives in connection with our capital restructuring.

We did not pay the interest payment due on August 15, 2012 under our senior subordinated notes in the amount of $5.5 million. The failure to make this payment constituted an event of default under the indenture governing the senior subordinated notes upon expiration of the 30-day payment grace period. The failure to make the senior subordinated notes interest payment prior to the end of such grace period resulted in an event of default under our senior secured credit facility. The occurrence of an event of default under these agreements could permit the holders to accelerate such indebtedness.

On September 14, 2012, we entered into a Limited Waiver and First Amendment to Credit Agreement and Termination of Revolving Commitments with our senior secured facility holders, which was extended on November 1, 2012 (as extended, the “Agreement”). The Agreement (i) waived any default or event of default arising from the failure of us to make the required interest payment on our senior subordinated notes due on August 15, 2012 and to remedy such failure within the applicable 30-day payment grace period that ended on September 14, 2012 during the Waiver Period (as defined below), (ii) effected certain amendments to the senior secured term loan and revolving credit facility, including terminating access to our revolving credit facility and limits on making certain payments to The Carlyle Group and employees, (iii) permanently terminated all unused revolving commitments under the senior secured revolving credit facility and (iv) waived certain other defaults and events of default during the Waiver Period.

As extended the “Waiver Period” is the period from September 14, 2012 to the earlier of (i) December 15, 2012 and (ii) the occurrence of any waiver default, which will occur immediately upon the occurrence of certain events, including (a) the occurrence of a default or event of default under the senior secured credit facility not arising from the failure to make the interest payment on the senior subordinated notes (other than those otherwise waived by the Agreement), (b) the entry into certain refinancing transactions, (c) the making of payments under the senior subordinated notes or certain other of our outstanding indebtedness, (d) the occurrence of an event of default under the senior subordinated notes or the termination of the waiver agreement for the senior subordinated notes, as discussed below, or (e) any material amendment to our existing employee retention plans or adoption of new employee retention plans without approval. The occurrence of certain other events, including our failure to comply with the terms, conditions or covenants of the Agreement, will constitute a default of the waiver if such events remain uncured for five business days after written notice is provided to us.

During the Waiver Period, loans outstanding under the senior secured term loan credit facility will bear interest at a rate of 2% plus the rate otherwise applicable to such loan, which additional interest will be payable half as pay-in-kind interest and half in cash.

On September 14, 2012, we also entered into a Limited Waiver Agreement with certain of our senior subordinated note holders, which was extended on November 1, 2012 (as extended, the “Waiver Agreement”). Pursuant to the Waiver Agreement, the requisite amount of holders of the senior subordinated notes have agreed to waive the default or event of default associated with our failure to pay interest on the senior subordinated notes on August 15, 2012. As extended, the Waiver Agreement is effective during the period (i) commencing on and including September 15, 2012 and (ii) ending on, but not including, the date that is the earlier of (a) December 15, 2012 and (b) the occurrence of a termination event. A termination event includes (i)(x) the occurrence of an event of default under the senior subordinated notes other than an event of default resulting from the failure to pay interest on the senior subordinated notes on August 15, 2012, (y) our failure or failure of the guarantor (as discussed in note 13) to timely comply with the terms, conditions or covenants set forth in the Waiver Agreement or (z) the failure of any representation or warranty made by us or any guarantor in the Waiver Agreement to be true and correct in any material respect as of the date when made and (ii) the termination of the applicable waiver period under the Agreement as discussed above.

The Waiver Agreement contains certain representations, conditions and covenants for us and the guarantors, including restrictions on certain payments by us, the guarantors of the senior subordinated notes and their respective restricted subsidiaries.

On November 1, 2012 we entered into a Limited Waiver and Second Amendment to Credit Agreement with our senior secured lenders that extended the applicable waiver period regarding any default under the senior secured credit facility to the earlier of December 15, 2012 or any waiver default. On November 1, 2012 we also entered into a Second Limited Waiver Agreement with certain of the senior subordinated noteholders that extended the applicable waiver period regarding any default under the senior subordinated notes to the earlier of December 15, 2012 or any termination event.

We have a cash balance in excess of $28.0 million as of the date hereof. This amount, together with cash from operating activities, is sufficient to meet our obligations arising in the ordinary course of business, absent an acceleration of our indebtedness due to an event of default as discussed herein.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test. We were required to meet a leverage ratio of 5.75x (or less) at September 30, 2012, which reduces to 5.50x at March 31, 2013. Our leverage ratio at September 30, 2012 was 5.48x. We were required to meet an interest coverage ratio of not less than 1.25x at September 30, 2012 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio was 1.50x at September 30, 2012. As a result of changes in reimbursement rates, other healthcare regulations, and market factors impacting our business along with increasingly more restrictive covenant requirements, our projection of future earning indicates we expect we will be unable to meet our debt covenant requirements during the next twelve month period. The Agreement also amends the senior secured term loan and revolving credit facility to impose additional restrictions, as previously described, with which we are required to comply.

In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default will occur. If we are unable to obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating access to our revolving credit facility, and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would create a cross-default under our senior subordinated notes indenture. Any such acceleration could have a material adverse effect on our financial position, results of operations and cash flow.

We are required to comply with certain covenants under our hospital facility leases, including a minimum net worth test, a minimum cash balance test, and a current ratio test. We did not meet the minimum net worth test or the current ratio test required under our master lease for six of the facilities, and did not meet the minimum net worth, minimum cash balance, and current ratio tests required for our Boise facility. If we are unable to resolve the covenant defaults, the landlord would be entitled to take various actions, including terminating the underlying leases. In addition, on September 17, 2012, the landlord of our Dallas facility alleged that an event of default under the indenture governing the senior subordinated notes noted above resulted in a default under our lease, and in conjunction with the alleged default, purported to terminate the lease. We dispute the alleged lease default and termination, and intends to vigorously defend our rights under the Dallas lease. On October 8, 2012, the landlord filed suit in Dallas County, Texas, seeking a declaratory judgment that holds that we committed an event of default under the Dallas lease, and that the landlord’s subsequent termination of the lease was lawful and valid. We intend to vigorously defend this declaratory judgment action.

We have prepared the accompanying financial statements on a going-concern basis. Our ability to continue to operate on this basis will be dependent on successfully addressing our capital structure. We are continuing to work with our financial advisor and lenders under our senior secured credit facility and senior subordinated notes to develop a comprehensive strategy that will allow us to refinance or restructure our existing capital structure prior to the acceleration of any indebtedness. We are also working with our landlords to resolve any events of default. There can be no assurance, however, that any of these efforts will prove successful or be on economically reasonable terms. In the event of a failure to obtain necessary waivers or forbearance agreements or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under Chapter 11 of the United States Bankruptcy Code. These issues along with the issues identified in the preceding paragraphs create substantial doubt about our ability to continue as a going concern.

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

Goodwill

We review our goodwill annually, or more frequently if circumstances warrant a more timely review, to determine if there has been an impairment. We review goodwill based upon one reporting unit, as our company is managed as one operating segment. In calculating the fair value of the reporting unit, we use various assumptions including estimated cash flows and discount rates. If estimated future cash flows decline from the current amounts projected by management, an impairment charge may be recorded. See discussion of our goodwill impairment in note 5.

Income Taxes

For the nine months ended September 30, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizable identifiable intangible assets that are amortizable and deductible for federal income tax purposes. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

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

Stock Compensation

We estimate the fair value of our equity-based compensation awards on the date of grant, or the date of award modification if applicable, using the Black-Scholes option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2012 was nominal and was calculated based on the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected life of 6.25 years, and a risk-free interest rate of 1.38%. Expected volatility was derived using data drawn from other healthcare public companies for five to seven years prior to the date of grant. The expected life was computed utilizing the simplified method as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, Share-Based Payment. The expected forfeiture rates are 50% and are based upon a review of our recent history and expectations. The risk-free interest rate is based on the approximate yield on seven-year United States Treasury Bonds as of the date of grant. There were 250,000 options granted during the nine months ended September 30, 2012 (see note 7).

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued authoritative guidance that simplifies the indefinite-lived intangible asset impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. If it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, the company would not be required to perform the quantitative impairment test for that asset. This update became effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the presentation of the 2011 condensed consolidated financial statements. Such reclassifications had no impact on net income or stockholder’s deficit.

(4) Net Patient Service Revenue

We recognize in our consolidated financial statements the impact of adjustments, if any, to Medicare reimbursement when the amounts can be reasonably determined. Net revenues for the three and nine months ended September 30, 2012 included adjustments of $0.8 million and $1.5 million, respectively, related to changes in estimates and settlements on prior year cost reports filed with the Medicare program, compared to adjustments of $(0.2) million and $(0.2) million for the three and nine months ended September 30, 2011, respectively. Approximately 64.7% and 59.9% of our total net patient service revenue for the nine months ended September 30, 2012 and 2011, respectively, came from Medicare reimbursement.

(5) Goodwill and Impairment Analysis

As a result of the impact of our actions with respect to our outstanding debt, acquisition offers received for our operations, and consideration of the current likelihood, format and timing of a potential capital restructuring or other alternative strategies, we concluded that impairment indicators existed which required us to perform an interim impairment test as of September 30 2012. We performed step one of the goodwill impairment test, which indicated that the fair value of our reporting unit was less than the book value of its net assets. Therefore the required second step of the assessment was performed, in which the implied fair value of goodwill was compared to its book value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all assets and liabilities (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. To determine fair value we must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations in particular expected organic growth rates, future healthcare legislation and reimbursement rates, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. We determined the fair value of the reporting unit using the income approach, specifically, the discounted estimated future cash flows, as well as a market approach which considered the recent offers for our operations. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of the fair value of the reporting unit.

As a result of our interim impairment assessment, we recognized a non-cash goodwill impairment charge of $85.7 million as of September 30, 2012. In our review of the carrying value of the other identifiable intangible assets, we noted no identifiable intangible impairment charges were required as of September 30, 2012. The impairment primarily results from our inability to negotiate a timely restructuring of our capital structure and the perceived value of our operations to market participants. The impairment did not have any impact on our compliance with our debt covenants or on our cash flows .

The assessment of the fair value of our assets and liabilities that was performed in the second step, fell within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine their nonrecurring fair value measurement. The present value of future cash flows and other market approaches were calculated using unobservable inputs. The amount and timing of future cash flows within our analysis was based on our most recent forecasts and other estimates. A restructuring of our debt could cause further impairment to our goodwill and our other identifiable intangible assets in future periods.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill at December 31, 2011, net of accumulated impairment losses of $169,034	$264,512
2012 impairment charge	(85,700)

Goodwill at September 30, 2012, net of accumulated impairment losses of $254,734	178,812

(6) Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior secured credit facility—term loan	$324,306	$313,182
9 1/4% senior subordinated notes	119,299	119,299
Revolving credit facility	16,000	—
Note payable	2,365	4,504

Total long-term debt	461,970	436,985
Current portion of long-term debt	(461,970)	(5,912)

Long-term debt, excluding current portion	$—	$431,073

Senior Secured Credit Facility

As a result of the impending maturities and increasingly more restrictive covenant requirements under our previous senior secured credit facility, we entered into a new senior secured credit facility on February 1, 2011, that consisted of (a) an initial $257.5 million senior secured term loan (subject to paid in kind interest options as discussed below) and (b) a senior secured revolving credit facility providing for borrowings of up to $30.0 million (the “Credit Agreement”). Availability of borrowings under the revolving credit facility are reduced by outstanding letters of credit, which were $9.0 million as of September 30, 2012. The proceeds of this new Credit Agreement along with available cash on hand were utilized to pay off our previous senior secured credit facility, revolving credit facility and the fees and expenses associated with the new Credit Agreement.

The terms of the Credit Agreement also provided that we had the right to request additional term loan commitments of up to $50.0 million. On August 1, 2011, in connection with the completion of the acquisition of five long-term acute care hospitals, which operate at seven locations, from HealthSouth Corporation, we borrowed $47.2 million of the available $50.0 million.

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 0.50% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. The applicable margin percentage is 12.25% for term loans that are alternate base rate loans and 13.25% for term loans based on the LIBOR rate. For the term loans, we may, in our discretion, elect for the relevant interest period (a) to pay the entire amount of interest in cash or (b) to pay 5.50% of such interest “in-kind” by adding such interest to the outstanding principal of the term loans as of the applicable interest payment date. The average interest rate for the term loan facility for the nine months ended September 30, 2012 and 2011, was 13.75% and 12.85%, respectively. At September 30, 2012 and December 31, 2011, the weighted average interest rate applicable to the outstanding amounts under our term loan facility was 13.71% and 13.65%, respectively. Additionally, we are paying another 2% interest during the Waiver Period on amounts outstanding under the senior secured credit facility in relation to the Agreement as discussed in note 2.

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

The Credit Agreement also imposes certain financial covenants on us including: a maximum ratio of 5.75x consolidated EBITDA to total senior secured indebtedness tested quarterly; and a minimum ratio of 1.25x consolidated EBITDA to consolidated cash interest expense, tested quarterly. Our leverage ratio was 5.48x, and our interest coverage ratio was 1.50x at September 30, 2012. The maximum leverage ratio is scheduled to adjust to 5.50x beginning with the trailing four quarter period ending March 31, 2013. The minimum interest coverage ratio is scheduled to adjust to 1.30x beginning with the trailing four quarter period ending March 31, 2013. We are currently in compliance with these financial covenants of our senior secured credit facility, however, see discussion in note 2 regarding other violations.

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

(7) Stock Options

At September 30, 2012, there were 2.9 million shares of common stock of Holdings available under the 2005 Equity Incentive Plan (“Plan”) for stock option grants and other incentive awards, including restricted stock units. Options granted generally have an exercise price equal to the fair market value of the shares on the date of grant and expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of Holdings common stock in the future. Options typically vest one-quarter on each of the first four anniversary dates of the grant and restricted stock units typically vest in three equal annual installments.

For the three months and nine months ended September 30, 2012 and 2011, there was no pre-tax compensation costs related to our stock-based compensation arrangements.

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted average exercise price
Balance at December 31, 2011	1,691,250	$2.50
Granted	250,000	2.50
Exercised	—	—
Forfeited	(20,000)	2.50
Expired	(77,250)	2.50

Balance at September 30, 2012	1,844,000	$2.50

At September 30, 2012, the weighted average remaining contractual life of outstanding options was 6.4 years. There were 1.3 million stock options exercisable at September 30, 2012. At September 30, 2012, the weighted average exercise price of the vested stock options was $2.50, the remaining weighted average contractual life was 5.4 years and they had no intrinsic value. As of September 30, 2012, there was no unrecognized compensation costs related to stock options.

Restricted Stock Awards

There have been no restricted stock awards issued during the nine months ended September 30, 2012. As of September 30, 2012, there was no unrecognized compensation costs related to restricted stock awards.

Warrants

In connection with the acquisition of the long-term acute care hospitals from HealthSouth Corporation in 2011, we granted warrants to purchase 1.3 million shares, or 6.25%, of Holdings’ common stock, with an exercise price of $0.01 per share to HealthCare REIT, Inc. The warrants expire on the later of December 31, 2026 or the termination of the lease agreement. These warrants were determined to have no value on the grant date.

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

The Senior Secured Credit Facility and the Senior Subordinated Notes are traded in private institutional markets. The carrying amounts of the Senior Secured Credit Facility and the Senior Subordinated Notes were $324.3 million and $119.3 million, respectively, at September 30, 2012. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $306.9 million and $44.1 million, respectively, at September 30 2012. The carrying amount of the Senior Secured Credit Facility and the Senior Subordinated Notes was $313.2 million and $119.3 million, respectively, at December 31, 2011. Using available quoted market prices, the fair values of the Senior Secured Credit Facility and the Senior Subordinated Notes were approximately $261.5 million and $92.5 million, respectively, at December 31, 2011. The fair values are based on quoted market prices at each balance sheet date; however, these quoted market prices represent Level 2 inputs as the markets in which the Senior Secured Credit Facility and the Senior Subordinated Notes trade are not active. The carrying value of the note payable to Vibra was $2.4 million at September 30, 2012. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $2.3 million at September 30, 2012. The carrying value of the note payable related to the Vibra acquisition was $4.5 million at December 31, 2011. Using available quoted market prices for our other debt as a basis, we estimated the fair market value of the note payable at $4.5 million at December 31, 2011. This valuation is categorized as a Level 2 in the valuation hierarchy. The revolving credit facility has a carrying value of $16.0 million at September 30, 2012. Using available quoted market prices for the Senior Secured Credit Facility as a basis, we estimated the fair market value of the revolving credit facility at $14.2 million at September 30, 2012. This valuation is categorized as a Level 2 in the valuation hierarchy.

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

The following table summarizes the activity of the accrued exit cost for the nine months ended September 30, 2012 (in thousands):

Accrued exit cost at December 31, 2011	$2,296
Payments made	(1,426)

Accrued exit cost at September 30, 2012	$870

12) Acquisition

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

Nine months ended September 30, 2011
Pro Forma
Net patient service revenues	$337,407
Net loss	$(12,501)

(13) Financial Information for Subsidiary Guarantors and Nonguarantor Subsidiaries under the Senior Subordinated Notes

The senior subordinated notes are fully and unconditionally guaranteed by substantially all of our wholly-owned subsidiaries (the “Subsidiary Guarantors”), however, certain of our subsidiaries did not guarantee the senior subordinated notes (the Nonguarantor Subsidiaries”).

Presented below is condensed consolidating financial information for LifeCare Holdings, Inc., the Subsidiary Guarantors, and the Nonguarantor Subsidiaries for the three and nine months ended at September 30, 2012 and 2011. The equity method has been used with respect to investments in subsidiaries. Separate financial statements of the Subsidiary Guarantors are not presented.

LifeCare Holdings, Inc.

Condensed Consolidating Balance Sheet

September 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$—	$13,280	$18,260	$—	$31,540
Accounts receivable, net of allowance for doubtful accounts	—	77,140	1,477	—	78,617
Due to/from related parties	(57,300)	79,046	(21,746)	—	—
Other current assets	—	9,358	674	—	10,032

Total current assets	(57,300)	178,824	(1,335)	—	120,189
Investment in subsidiaries	378,103	—	—	(378,103)	—
Property and equipment, net	—	49,839	19,488	—	69,327
Other assets, net	8,429	5,333	1,934	—	15,696
Identifiable intangibles, net	—	38,128	—	—	38,128
Goodwill	—	178,812	0	—	178,812

Total assets	$329,232	$450,936	$20,087	$(378,103)	$422,152

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$459,605	$2,365	$—	$—	$461,970
Current installments of obligations under capital leases	—	183	7	—	190
Current installments of lease financing obligation	—	—	551	—	551
Estimated third party payor settlements	—	2,319	3,058	—	5,377
Accounts payable	344	22,565	420	—	23,329
Accrued payroll	—	5,456	143	—	5,599
Accrued vacation	—	6,950	171	—	7,121
Accrued interest	16,918	—	—	—	16,918
Accrued other	—	9,104	197	—	9,301
Income taxes payable	—	239	—	—	239

Total current liabilities	476,867	49,181	4,547	—	530,595
Obligations under capital leases, excluding current installments	—	56	—	—	56
Lease financing obligation, excluding current installments	—	—	18,621	—	18,621
Accrued insurance	—	5,823	—	—	5,823
Other noncurrent liabilities	6,091	14,692	—	—	20,783

Total liabilities	482,958	69,752	23,168	—	575,878

Stockholder’s equity (deficit):

Common stock	—	—	—	—	—
Additional paid-in capital	175,441	63	12,580	(12,643)	175,441
Retained earnings (accumulated deficit)	(329,167)	381,121	(15,661)	(365,460)	(329,167)

Total stockholder’s equity (deficit)	(153,726)	381,184	(3,081)	(378,103)	(153,726)

	$329,232	$450,936	$20,087	$(378,103)	$422,152

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

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$116,037	$3,807	$—	$119,844

Salaries, wages and benefits	—	56,143	1,825	—	57,968
Supplies	—	10,815	307	—	11,122
Rent	—	9,737	271	—	10,008
Other operating expenses	304	24,310	887	—	25,501
Provision for doubtful accounts	—	1,124	57	—	1,181
Depreciation and amortization	—	1,924	290	—	2,214
Reorganization cost	—	5,717	—	—	5,717
Goodwill impairment charge	—	85,700	—	—	85,700
Intercompany (income) expenses	85,142	(85,339)	197	—	—
Interest expense, net	17,712	177	400	—	18,289

Total expenses	103,158	110,308	4,234	—	217,700

Operating income (loss)	(103,158)	5,729	(427)	—	(97,856)
Earnings in investments in subsidiaries	(5,493)	—	—	5,493	—
Equity in income of joint venture	—	—	124	—	124

Income (loss) before income taxes	(97,665)	5,729	(303)	(5,493)	(97,732)
Benefit from income taxes	(162)	(67)	—	—	(229)

Net income (loss)	$(97,503)	$5,796	$(303)	$(5,493)	$(97,503)

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Totals
Net patient service revenue	$—	$355,709	$11,528	$—	$367,237

Salaries, wages and benefits	6	168,354	5,807	—	174,167
Supplies	—	34,044	940	—	34,984
Rent	—	30,304	828	—	31,132
Other operating expenses	885	75,044	2,877	—	78,806
Provision for doubtful accounts	—	3,263	165	—	3,428
Depreciation and amortization	—	6,187	880	—	7,067
Reorganization cost	—	5,717	—	—	5,717
Goodwill impairment charge	—	85,700	—	—	85,700
Intercompany (income) expenses	85,791	(86,383)	592	—	—
Interest expense, net	51,390	643	1,232	—	53,265

Total expenses	138,072	322,873	13,321	—	474,266

Operating income (loss)	(138,072)	32,836	(1,793)	—	(107,029)
Earnings in investments in subsidiaries	(31,253)	—	—	31,253	—
Equity in income of joint venture	—	—	451	—	451

Income (loss) before income taxes	(106,819)	32,836	(1,342)	(31,253)	(106,578)
Provision for (benefit from) income taxes	591	241	—	—	832

Net income (loss)	$(107,410)	$32,595	$(1,342)	$(31,253)	$(107,410)

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

LifeCare Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(107,410)	$32,595	$(1,342)	$(31,253)	$(107,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (including amortization of debt issuance cost)	8,072	6,151	880	—	15,103
Provision for doubtful accounts	—	3,263	165	—	3,428
Paid in kind interest	13,408	—	—	—	13,408
Goodwill impairment charge	—	85,700	—	—	85,700
Equity in income of joint venture	—	—	(451)	—	(451)
Deferred income taxes	591	—	—		591
Amortization of debt discount	—	361	—	—	361
Changes in operating assets and liabilities:
Accounts receivable	—	7,241	2,078	—	9,319
Income taxes	—	(424)	—	—	(424)
Other current assets	—	114	98	—	212
Change in investments in subsidiaries	(31,253)	—	—	31,253	—
Other assets	—	(787)	177	—	(610)
Due to/from related parties	99,575	(117,776)	18,201	—	—
Estimated third party payor settlements	—	(3,924)	15	—	(3,909)
Accounts payable and accrued expenses	3,302	(10,774)	(1,124)	—	(8,596)
Other noncurrent liabilities	—	5,072	—	—	5,072

Net cash provided by (used in) operating activities	(13,715)	6,812	18,697	—	11,794

Cash flows from investing activities:
Purchases of property and equipment	—	(2,245)	(32)	—	(2,277)

Net cash used in investing activities	—	(2,245)	(32)	—	(2,277)

Cash flows from financing activities:
Borrowings on revolving credit facility	34,500	—	—	—	34,500
Payments on revolving credit facility	(18,500)	—	—	—	(18,500)
Payments of long-term debt	(2,285)	(2,500)	—	—	(4,785)
Payments on obligations under capital leases	—	(355)	(20)	—	(375)
Payments on lease financing obligation	—	—	(386)	—	(386)

Net cash provided by (used in) financing activities	13,715	(2,855)	(406)	—	10,454

Net increase in cash and cash equivalents	—	1,712	18,259	—	19,971
Cash and cash equivalents, beginning of period	—	11,568	1	—	11,569

Cash and cash equivalents, end of period	$—	$13,280	$18,260	$—	$31,540

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

Company Overview

We began operations in 1993 and have grown our business through developing and acquiring hospitals to become a leading operator of long-term acute care (“LTAC”) hospitals in the United States. As of September 30, 2012, we operated 27 hospitals located in ten states, consisting of eight “hospital within a hospital” facilities (20% of beds) and 19 freestanding facilities (80% of beds). Through these 27 long-term acute care hospitals, we operate a total of 1,390 licensed beds. We employ approximately 4,600 people, the majority of whom are registered or licensed nurses and respiratory therapists. Additionally, we hold a 50% investment in a joint venture for a 51-bed LTAC hospital located in Muskegon, Michigan.

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

Liquidity and Uncertainties Related to Going Concern

As of September 30, 2012, we had $462.0 million of debt outstanding (including outstanding borrowings under our revolving credit facility) consisting of our senior secured term loan credit facility in an outstanding principal amount of $324.3 million, which matures on February 1, 2016, our senior subordinated notes in an outstanding principal amount of $119.3 million, which mature on August 11, 2013, our note payable to Vibra Specialty Hospital of Dallas LLC (“Vibra”) in an outstanding principal amount of $2.4 million, which matures on June 1, 2013, and our revolving credit facility, which matures on February 1, 2015, in an outstanding principal amount of $16.0 million. Additionally as of September 30, 2012, we have issued and outstanding letters of credit of $9.0 million. The scheduled maturity dates of the senior secured term loan and revolving credit facility will accelerate to May 15, 2013, if the senior subordinated notes are not refinanced, purchased or defeased in full by May 15, 2013.

Given our current capital structure and operating cash flows, it is unlikely that we will be able to refinance, purchase or defease the senior subordinated notes by May 15, 2013. As a result, our senior secured credit facility and revolving credit facility continue to be reflected as current liabilities. Additionally, an event of default will occur under the indenture governing the senior subordinated notes in the event the senior secured term loan credit facility maturity is accelerated. Accordingly, we have also classified the senior subordinated notes as a current liability. In light of these circumstances, on May 8, 2012, we engaged Rothschild, Inc. as a financial advisor to assist us in evaluating strategic alternatives for our capital structure as it relates to the pending maturity of our senior subordinated notes and the potential accelerated maturity of our senior secured term loan. We have recorded $5.7 million as reorganization costs, which represents professional fees paid to Rothschild, Inc., attorneys and other advisors to assist in our consideration and evaluation of various strategic alternatives in connection with our capital restructuring.

We did not pay the interest payment due on August 15, 2012 under our senior subordinated notes in the amount of $5.5 million. The failure to make this payment constituted an event of default under the indenture governing the senior subordinated notes upon expiration of the 30-day payment grace period. The failure to make the senior subordinated notes interest payment prior to the end of such grace period resulted in an event of default under our senior secured credit facility. The occurrence of an event of default under these agreements could permit the holders to accelerate such indebtedness.

On September 14, 2012, we entered into a Limited Waiver and First Amendment to Credit Agreement and Termination of Revolving Commitments with our senior secured facility holders, which was extended on November 1, 2012 (as extended, the “Agreement”). The Agreement (i) waived any default or event of default arising from the failure of us to make the required interest payment on our senior subordinated notes due on August 15, 2012 and to remedy such failure within the applicable 30-day payment grace period that ended on September 14, 2012 during the Waiver Period (as defined below), (ii) effected certain amendments to the senior secured term loan and revolving credit facility, including terminating access to our revolving credit facility and limits on making certain payments to The Carlyle Group and employees, (iii) permanently terminated all unused revolving commitments under the senior secured revolving credit facility and (iv) waived certain other defaults and events of default during the Waiver Period.

As extended the “Waiver Period” is the period from September 14, 2012 to the earlier of (i) December 15, 2012 and (ii) the occurrence of any waiver default, which will occur immediately upon the occurrence of certain events, including (a) the occurrence of a default or event of default under the senior secured credit facility not arising from the failure to make the interest payment on the senior subordinated notes (other than those otherwise waived by the Agreement), (b) the entry into certain refinancing transactions, (c) the making of payments under the senior subordinated notes or certain other of our outstanding indebtedness, (d) the occurrence of an event of default under the senior subordinated notes or the termination of the waiver agreement for the senior subordinated notes, as discussed below, or (e) any material amendment to our existing employee retention plans or adoption of new employee retention plans without approval. The occurrence of certain other events, including our failure to comply with the terms, conditions or covenants of the Agreement, will constitute a default of the waiver if such events remain uncured for five business days after written notice is provided to us.

During the Waiver Period, loans outstanding under the senior secured term loan credit facility will bear interest at a rate of 2% plus the rate otherwise applicable to such loan, which additional interest will be payable half as pay-in-kind interest and half in cash.

On September 14, 2012, we also entered into a Limited Waiver Agreement with certain of our senior subordinated note holders, which was extended on November 1, 2012 (as extended, the “Waiver Agreement”). Pursuant to the Waiver Agreement, the requisite amount of holders of the senior subordinated notes have agreed to waive the default or event of default associated with our failure to pay interest on the senior subordinated notes on August 15, 2012. As extended, the Waiver Agreement is effective during the period (i) commencing on and including September 15, 2012 and (ii) ending on, but not including, the date that is the earlier of (a) December 15, 2012 and (b) the occurrence of a termination event. A termination event includes (i)(x) the occurrence of an event of default under the senior subordinated notes other than an event of default resulting from the failure to pay interest on the senior subordinated notes on August 15, 2012, (y) our failure or failure of the guarantor (as discussed in note 13) to timely comply with the terms, conditions or covenants set forth in the Waiver Agreement or (z) the failure of any representation or warranty made by us or any guarantor in the Waiver Agreement to be true and correct in any material respect as of the date when made and (ii) the termination of the applicable waiver period under the Agreement as discussed above.

The Waiver Agreement contains certain representations, conditions and covenants for us and the guarantors, including restrictions on certain payments by us, the guarantors of the senior subordinated notes and their respective restricted subsidiaries.

On November 1, 2012 we entered into a Limited Waiver and Second Amendment to Credit Agreement with our senior secured lenders that extended the applicable waiver period regarding any default under the senior secured credit facility to the earlier of December 15, 2012 or any waiver default. On November 1, 2012 we also entered into a Second Limited Waiver Agreement with certain of the senior subordinated noteholders that extended the applicable waiver period regarding any default under the senior subordinated notes to the earlier of December 15, 2012 or any termination event.

We have a cash balance in excess of $28.0 million as of the date hereof. This amount, together with cash from operating activities, is sufficient to meet our obligations arising in the ordinary course of business, absent an acceleration of our indebtedness due to an event of default as discussed herein.

We are required to comply on a quarterly basis with certain financial and other covenants under our senior secured credit facility, including a minimum consolidated cash interest expense coverage ratio test and a maximum senior secured leverage ratio test. We were required to meet a leverage ratio of 5.75x (or less) at September 30, 2012, which reduces to 5.50x at March 31, 2013. Our leverage ratio at September 30, 2012 was 5.48x. We were required to meet an interest coverage ratio of not less than 1.25x at September 30, 2012 and throughout 2012, which increases to 1.30x on March 31, 2013. Our interest coverage ratio was 1.50x at September 30, 2012. As a result of changes in reimbursement rates, other healthcare regulations, and market factors impacting our business along with increasingly more restrictive covenant requirements, our projection of future earning indicates we expect we will be unable to meet our debt covenant requirements during the next twelve month period. The Agreement also amends the senior secured term loan and revolving credit facility to impose additional restrictions, as previously described, with which we are required to comply.

In the event we are unable to comply with the covenants under our senior secured credit facility, an event of default will occur. If we are unable to obtain waivers or amendments to cure such event of default, the lenders would be entitled to take various actions, including the acceleration of amounts due under our senior secured credit facility, terminating access to our revolving credit facility, and all actions permitted to be taken by a secured creditor. Acceleration under our senior secured credit facility would create a cross-default under our senior subordinated notes indenture. Any such acceleration could have a material adverse effect on our financial position, results of operations and cash flow.

We are required to comply with certain covenants under our hospital facility leases, including a minimum net worth test, a minimum cash balance test, and a current ratio test. We did not meet the minimum net worth test or the current ratio test required under our master lease for six of the facilities, and did not meet the minimum net worth, minimum cash balance, and current ratio tests required for our Boise facility. If we are unable to resolve the covenant defaults, the landlord would be entitled to take various actions, including terminating the underlying leases. In addition, on September 17, 2012, the landlord of our Dallas facility alleged that an event of default under the indenture governing the senior subordinated notes noted above resulted in a default under our lease, and in conjunction with the alleged default, purported to terminate the lease. We dispute the alleged lease default and termination, and intends to vigorously defend our rights under the Dallas lease. On October 8, 2012, the landlord filed suit in Dallas County, Texas, seeking a declaratory judgment that holds that we committed an event of default under the Dallas lease, and that the landlord’s subsequent termination of the lease was lawful and valid. We intend to vigorously defend this declaratory judgment action.

We have prepared the accompanying financial statements on a going-concern basis. Our ability to continue to operate on this basis will be dependent on successfully addressing our capital structure. We are continuing to work with our financial advisor and lenders under our senior secured credit facility and senior subordinated notes to develop a comprehensive strategy that will allow us to refinance or restructure our existing capital structure prior to the acceleration of any indebtedness. We are also working with our landlords to resolve any events of default. There can be no assurance, however, that any of these efforts will prove successful or be on economically reasonable terms. In the event of a failure to obtain necessary waivers or forbearance agreements or otherwise achieve a restructuring of our financial obligations, we may be forced to seek reorganization under Chapter 11 of the United States Bankruptcy Code. These issues along with the issues identified in the preceding paragraphs create substantial doubt about our ability to continue as a going concern.

As a result of the impact of our actions with respect to our outstanding debt, acquisition offers received for our operations, and consideration of the current likelihood, format and timing of a potential capital restructuring or other alternative strategies, we concluded that impairment indicators existed which required us to perform an interim impairment test as of September 30, 2012. As a result of our interim impairment assessment, we recognized a non-cash goodwill impairment charge of $85.7 million as of September 30, 2012.

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

Regulatory Changes

Approximately 64.7% and 59.9% of our total net patient service revenue for the nine months ended September 30, 2012 and 2011, respectively, came from Medicare reimbursement. Our industry is subject to extensive government regulation, including regulation of the Medicare reimbursement process. Changes in these regulations can have a material impact on the way we operate our business and on our results of operations. The discussion included herein provides a summary analysis of recent regulatory changes that have had an impact on our results of operations for the nine months ended September 30, 2012, and recently proposed regulations that may have an impact on our future results of operations. A more detailed discussion of the regulatory environment in which we operate may be found in Part I – Business – Government Regulations, in our Annual Report filed on Form 10-K on March 30, 2012 with the Securities and Exchange Commission, for the year ended December 31, 2011. The information below should be read in connection with that more detailed discussion.

2012 Final Rule

On August 1, 2012, the Centers for Medicare & Medicaid Services (“CMS”) published their annual payment update for LTAC hospitals for the 2013 rate year, which will be effective for all discharges on or after October 1, 2012 (the “2012 Final Rule”). The 2012 Final Rule includes a net increase in the standard federal rate of $694 to $40,916, or 1.7%, for the period October 1, 2012 through December 28, 2012. For discharges on or after December 29, 2012 through September 30, 2013, the standard federal rate would then decrease by $518 to $40,398, which represents a 0.4% increase from the current rate of $40,222. Both of these standard federal rates include a market basket update of 2.6%, less a 0.074% area wage level budget neutrality factor, and two adjustments required by the Patient Protection and Affordable Care Act (“PPACA”): the multifactor productivity (“MFP”) adjustment of 0.7% and a statutory payment rate reduction of 0.1%. The standard federal base rate beginning December 29, 2012, is further reduced by 1.266%, which represents the first year impact of a three-year phase in of a “one-time” 3.75% budget neutrality adjustment. The 2012 Final Rule also includes a decrease in the high-cost outlier fixed-loss amount to $15,408 from $17,931, updates to the weighting of Medicare-Severity Diagnosis Related Groups (“MS-LTC-DRG”), and the implementation of reduced Medicare payments for patients with very short stays in LTAC hospitals for discharges occurring on or after December 29, 2012. CMS has estimated that the changes for the 2013 rate year, taken as a whole, will result in an increase of 1.7% in Medicare reimbursement to LTAC hospitals. Individual hospitals, however, may see varying effects of the 2012 Final Rule depending upon their Medicare patient population and their specific base rate changes due to geographical location.

As a result of certain federal laws enacted in recent years, including the “Medicare, Medicaid and SCHIP Extension Act of 2007,” the “PPACA of 2010,” and the “Health Care and Education Affordability Reconciliation Act of 2010,” CMS had previously been restricted from further implementation of the “25 Percent Rule,” the application of a budget neutrality adjustment and the implementation of very short-stay outlier payment reductions, among other items, until the December 29, 2012, expiration of certain provisions of these laws. These laws also contained a moratorium, subject to certain exceptions, on the development of new LTAC hospital beds until December 29, 2012. The regulations discussed above include the anticipated implementation of the budget neutrality adjustment and the very short-stay outlier policy for discharges on or after December 29, 2012. Additionally, the proposed regulations allow for the expiration of the moratorium on the development of new LTAC hospital beds after December 29, 2012.

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

The 2010 Final Rule

On July 30, 2010, CMS published their annual payment update for LTAC hospitals for the 2011 rate year, which became effective for all discharges on or after October 1, 2010 (the “2010 Final Rule”). The 2010 Final Rule included a net decrease in the standard federal rate of $195, or 0.5%, to $39,600, which was based on a market basket update of 2.5% less an adjustment of 0.5% as required by the PPACA of 2010, discussed below, and less an adjustment of 2.5% to account for changes in documentation and coding practices. The 2010 Final Rule also included an increase in the high-cost outlier fixed-loss amount to $18,785 from $18,615. Additionally, the 2010 Final Rule included updates to the weighting of MS-LTC-DRGs, which CMS indicated will be budget neutral for aggregate LTAC hospital payments. CMS also estimated that the changes for the 2011 rate year, taken as a whole, including changes to the area wage adjustments for the 2011 rate year, an increase in high-cost outlier payments and an increase in short-stay outlier payments, would result in an increase of 0.5% in Medicare reimbursement to LTAC hospitals.

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

Sources of Revenue

We are reimbursed for our services provided to patients by a number of sources, including the federal Medicare program and commercial payors. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem rates. Our net patient service revenue consists of the amounts that we estimate to be reimbursable from each of the applicable non-governmental payors and the Medicare and Medicaid programs. We account for the differences between the estimated reimbursement rates and our standard billing rates as contractual adjustments, which are deducted from gross revenues to arrive at net revenues. We record accounts receivable resulting from such payment arrangements net of contractual allowances. Net patient service revenues generated directly from the Medicare program approximated 64.7% and 59.9% of total net patient service revenue for the nine months ended September 30, 2012 and 2011, respectively. Net patient service revenues generated from non-Medicare payors were substantially from commercial payors.

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

Total Expenses

Total expenses consist of salaries, wages and benefits, supplies, which includes expenses related to drug and medical supplies, rent, other operating expenses, provision for doubtful accounts, depreciation and amortization and interest expense. Other operating expenses include expenses such as contract labor, legal and accounting fees, insurance and contracted services purchased from host hospitals. Reorganization cost includes professional fees paid to our attorneys and advisors to assist in our consideration and evaluation of various strategic alternatives in connection with our capital structuring.

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

•	Revenue recognition

•	Accounts receivable and allowance for doubtful accounts

•	Estimated third party payor settlements

•	Insurance risks

•	Impairment of long-lived assets

•	Accounting for income taxes

•	Goodwill

•	Business Combinations

Results of Operations

The following table sets forth operating results for each of the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net patient service revenue	$119,844	$102,599	$367,237	$293,510
Salaries, wages and benefits	57,968	50,526	174,167	139,941
Supplies	11,122	10,540	34,984	29,354
Rent	10,008	8,685	31,132	21,878
Other operating expenses	25,501	26,446	78,806	69,388
Provision for doubtful accounts	1,181	1,781	3,428	4,367
Depreciation and amortization	2,214	2,354	7,067	6,528
Reorganization cost	5,717	—	5,717	—
Goodwill impairment charge	85,700	—	85,700	—
Loss on early extinguishment of debt	—	—	—	2,772
Interest expense, net	18,289	15,571	53,265	40,845

Total expenses	217,700	115,903	474,266	315,073

Operating loss	(97,856)	(13,304)	(107,029)	(21,563)
Equity in income of joint venture	124	85	451	562

Loss before income taxes	(97,732)	(13,219)	(106,578)	(21,001)
Provision for income taxes	(229)	100	832	550

Net loss	$(97,503)	$(13,319)	$(107,410)	$(21,551)

Operating Statistics

The following table sets forth operating statistics for each of the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Number of hospitals within hospitals (end of period)	8	8	8	8
Number of freestanding hospitals (end of period)	19	19	19	19
Number of total hospitals (end of period)	27	27	27	27
Licensed beds LTAC (end of period)	1,390	1,392	1,390	1,392
Licensed beds transitional care unit beds (end of period)	40	40	40	40
Total licensed beds (end of period)	1,430	1,432	1,430	1,432
Average licensed beds (1)	1,430	1,294	1,430	1,136
LTAC admissions	2,781	2,364	8,561	6,500
Transitional care unit admissions	126	7	355	7
LTAC patient days	76,151	66,884	235,149	186,778
Transitional care unit patient days	2,527	55	7,231	55
LTAC occupancy rate	59.5%	56.8%	61.7%	60.5%
Transitional care unit occupancy rate	68.7%	5.5%	66.0%	5.5%
Percent net patient service revenue from Medicare	64.7%	60.1%	64.7%	59.9%
Percent net patient service revenue from commercial payors and Medicaid (2)	35.3%	39.9%	35.3%	40.1%
Net patient service revenue per patient day (3)	$1,523	$1,533	$1,515	$1,571

(1)	The average licensed beds are only calculated on the beds at locations that were open for operations during the applicable periods.
(2)	The percentage of net patient service revenue from Medicaid is less than two percent for each of the periods presented.
(3)	This includes LTAC and transitional care unit revenue and patient days.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Revenues

Our net patient service revenue of $119.8 million for the three months ended September 30, 2012, increased by $17.2 million, or 16.8%, from the comparable period in 2011. Patient days increased by 11,739, or 17.5%, while admissions increased by 536, or 22.6%, for the three months ended September 30, 2012, as compared to the same period in 2011. On a same store basis, which excludes the hospitals acquired from HealthSouth prior to August 1, 2012 and the new transitional care unit prior to September 6, 2012, patient days increased by 4,165, or 6.2%, and admissions increased by 211, or 8.9%, for the three months ended September 30, 2012, as compared to the same period in 2011.

The increase of $17.2 million in net patient service revenue was attributable to an increase of $9.1 million from the recently acquired hospitals and the new transitional care unit and an increase of $8.1 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $6.4 million attributable to an increase in patient days, a favorable variance of $0.9 million as the result of the increase in net patient service revenue on a per patient day basis and a net increase of $0.8 million attributable to adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day during the three months ended September 30, 2012 and 2011, was $1,523 and $1,533, respectively. However, exclusive of the cost report reimbursement adjustments and results of the new hospitals and the new transitional care unit, net patient service revenue per patient day for the three months ended September 30, 2012 and 2011, was $1,548 and $1,535, respectively. The increase in our net patient service revenue per patient day was primarily attributable to a higher acuity level of patients treated during the 2012 period when excluding the results of the new hospitals and the new transitional care unit.

Total Expenses

Total expenses increased by $101.8 million to $217.7 million for the three months ended September 30, 2012, as compared to the same period in 2011. A portion of this increase was attributable to the addition of the recently acquired hospitals and new transitional care unit. On a same store basis, total expenses increased $93.2 million for the three months ended September 30, 2012, as compared to the same period in 2011.

The same store increase of $93.2 million in expenses was primarily attributable to a $85.7 million impairment to goodwill, $5.7 million of reorganization cost related to the professional fees paid to our attorneys and advisors to assist in our consideration and evaluation of various strategic alternatives in connection with our capital structuring, an increase of $2.7 million in net interest expense, and an increase of $2.9 million in salaries, wages and benefits, offset by a $2.8 million decrease in other operating and a $0.8 million decrease in provision for doubtful accounts. The impairment to goodwill and potential capital restructuring are discussed under Liquidity and Uncertainties Related to Going Concern above. The $2.7 million increase in net interest expense was the result of the interest on the additional borrowing related to the purchase of the new hospitals and capitalized paid in kind interest payments along with the additional 2% interest on the senior secured credit facility for the waiver. The principal amount outstanding under our term loan facility at September 30, 2012 and 2011, was $324.3 million and $309.8 million, respectively. The $2.9 million increase in salaries, wages and benefits is due to the increase in patient days for the current period. The $2.8 million decrease in other operating expense is primarily due to professional fees incurred in 2011 related to the acquisition of the hospitals from HealthSouth. The $0.8 million decrease in the provision for doubtful accounts was due principally to the decrease in our days of net patient service revenue outstanding as a result of improved collections on current and previously reserved accounts.

Income Tax Expense

For the three months ended September 30, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizing identifiable intangible assets that are amortizable and deductible for federal income tax purposes along with the impact of the goodwill impairment. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Revenues

Our net patient service revenue of $367.2 million for the nine months ended September 30, 2012, increased by $73.7 million, or 25.1%, from the comparable period in 2011. Patient days increased by 55,547, or 29.7%, while admissions increased by 2,409, or 37.0%, for the nine months ended September 30, 2012, as compared to the same period in 2011. On a same store basis, which excludes the hospitals acquired from HealthSouth prior to August 1, 2012 and the new transitional care unit prior to September 6, 2012, patient days increased by 7,545, or 4.0%, and admissions increased by 491, or 7.5%, for the nine months ended September 30, 2012, as compared to the same period in 2011.

The increase of $73.7 million in net patient service revenue was attributable to an increase of $63.7 million from the recently acquired hospitals and the new transitional care unit and an increase of $10.0 million on a same store basis. The net increase on a same store basis was comprised of a favorable variance of $11.9 million attributable to an increase in patient days and a net increase of $1.8 million attributable to adjustments related to changes in estimates and settlements on cost reports filed with the Medicare program, offset by an unfavorable variance of $3.7 million as the result of the decrease in net patient service revenue on a per patient day basis. During the nine months ended September 30, 2012 and 2011, we recorded an increase in net patient service revenue of $0.5 million and a reduction of $1.3 million, respectively, related to changes in estimates and settlements on cost reports filed with the Medicare program.

Our net patient service revenue per patient day during the nine months ended September 30, 2012 and 2011, was $1,515 and $1,571, respectively. However, exclusive of the cost report reimbursement adjustments and results of the new hospitals and the new transitional care unit, net patient service revenue per patient day for the nine months ended September 30, 2012 and 2011, was $1,559 and $1,578, respectively. The decrease in our net patient service revenue per patient day was primarily attributable to an increase in the volume of Medicare patients as a percentage of our total patient volume. On a per patient day basis, average reimbursement for Medicare patients is generally lower than reimbursement for non-Medicare patients.

Total Expenses

Total expenses increased by $159.2 million to $474.3 million for the nine months ended September 30, 2012, as compared to the same period in 2011. A portion of this increase was attributable to the addition of the recently acquired hospitals and new transitional care unit. On a same store basis, total expenses increased by $100.7 million for the nine months ended September 30, 2012, as compared to the same period in 2011.

The same store increase of $100.7 million in expenses was primarily attributable to a $85.7 goodwill impairment, $5.7 million of reorganization cost related to the potential capital restructuring, an increase of $12.4 million in net interest expense and an increase of $4.1 million in salaries, wages and benefits, offset by a $2.8 million loss related to the write-off of deferred financing cost as a result of the refinancing of the senior secured credit facility during 2011. The impairment to goodwill and potential capital restructuring are discussed under Liquidity and Uncertainties Related to Going Concern above. The $12.4 million increase in net interest expense was the result of the higher margin rate associated with the new senior secured credit agreement and interest on the additional borrowing related to the purchase of the new hospitals and capitalized paid in kind interest payments along with the additional 2% interest on the senior secured credit facility for the waiver. The principal amount outstanding under our term loan facility at September 30, 2012 and 2011, was $324.3 million and $309.8 million, respectively, and had an average interest rate of 13.75% and 12.85% for the nine months ended September 30, 2012 and 2011, respectively. The increase in salaries, wages and benefits was due mainly to the increase in patient days during the period.

Income Tax Expense

For the nine months ended September 30, 2012, income tax expense recorded represents the estimated income tax liability for certain state income taxes and deferred federal income tax expense associated with goodwill and other non-amortizing identifiable intangible assets that are amortizable and deductible for federal income tax purposes along with the impact of the goodwill impairment. We believe that it is more likely than not that no benefit or expense will be realized during 2012 for federal income taxes based on estimated federal taxable losses for 2012, other than the recurring deferred federal income tax expense associated with the goodwill and other non-amortizable identifiable intangible assets. We anticipate that federal net operating losses generated during 2012 will be offset by an increase in the valuation allowance against net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, expected cash flows generated by operations, and availability of borrowings under a revolving credit facility. Availability of borrowings under our revolving credit facility are generally dependent upon our ability to meet the maximum leverage ratio test included in the senior secured credit facility. However, as further discussed in note 2, “Liquidity and Uncertainties Related to Going Concern” and under Liquidity and Uncertainties Related to Going Concern above, we currently do not meet the conditions to drawing under our revolving credit facility should we have any availability thereunder. Nonetheless, we have a cash balance in excess of $28.0 million as of the date hereof. Our primary liquidity requirements are for debt service on our senior secured credit facilities and the notes, capital expenditures and working capital. As a result of these and other issues discussed further in note 2, “Liquidity and Uncertainties Related to Going Concern” and under Liquidity and Uncertainties Related to Going Concern above, there is substantial doubt about our ability to continue as a going concern. You are encouraged to read discussion in the above referenced sections together with our discussion of liquidity and capital resources below.

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

Borrowings under the term loan facility of the Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) an alternate base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate in effect on such date plus 0.5% and (3) the LIBOR rate for a one month interest period plus 1% or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs. For a more detailed discussion of the interest rates applicable to the term loan facility of the Credit Agreement, see note 6, “Long Term Debt.” At September 30, 2012, the weighted average interest rate applicable to the $324.3 million outstanding under our term loan facility was 13.71%.

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

We believe that our cash on hand and expected cash flows from operations will be sufficient to meet our obligations arising in the ordinary course of business, absent maturity of the senior subordinated notes or an acceleration of our indebtedness under our senior secured credit facility due to an event of default as discussed herein. However, as further discussed in note 2, “Liquidity and Uncertainties Related to Going Concern” and under Liquidity and Uncertainties Related to Going Concern above, there is substantial doubt about our ability to continue as a going concern.

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

Capital Expenditures

We anticipate that we may incur capital expenditures of approximately $1.5 million during the remainder of 2012 based on our current plans of ongoing capital maintenance expenditure requirements at our facilities, including those related to the LTAC hospitals acquired during 2011, as previously discussed. We may enter into lease arrangements to finance a portion of these equipment expenditures.

Historical Cash Flow

For the nine months ended September 30, 2012, operating activities provided $11.8 million of cash as compared to $0.1 million of cash for the comparable period in 2011. For the nine months ended September 30, 2012, we had a net loss of $107.4 million as compared to a net loss of $21.6 million for the same period in 2011.

For the nine months ended September 30, 2012, there was an $85.7 goodwill impairment, as discussed under Liquidity and Uncertainties Related to Going Concern above. Accounts receivable decreased by $9.3 million for the nine months ended September 30, 2012 as compared to an increase of $12.6 million for the same period during 2011. Days of net patient service revenue in accounts receivable at September 30, 2012 had decreased to 60.0 as compared to 69.2 at December 31, 2011. The $9.3 million decrease in accounts receivable and the decrease in days of net patient service revenue in accounts receivable as of September 30, 2012, was primarily the result of improved collections on the accounts receivable of the hospitals acquired during 2011. As of December 31, 2011, we were pending CMS’s approval of the transfer of certain acquired Medicare provider numbers. All of these approvals were received by March 31, 2012.

Estimated third party payor settlements used cash of $3.9 million as compared to providing cash of $5.0 million for the nine months ended September 30, 2011. The use of cash during the 2012 period was principally due to the under payment by Medicare of amounts received as interim payments during 2012 as compared to revenues ultimately recognized and the net settlement of certain matters on previously filed cost reports.

Accounts payable and accrued expenses used cash of $8.6 million for the nine months ended September 30, 2012 as compared to providing cash of $5.9 million for the same period in 2011. This increase in the use of cash was primarily attributable to the timing of our bi-weekly payroll payments.

Cash used in investing activities was $2.3 million for the nine months ended September 30, 2012, as compared to $36.4 million in 2011. Cash used in investing activities during the 2012 period was principally for recurring maintenance capital expenditures. Cash used in investing activates during 2011 was principally for the hospitals acquired from HealthSouth, which occurred on August 1, 2011, as previously discussed.

Cash provided by financing activities for the nine months ended September 30, 2012 was $10.5 million as compared to $3.3 million for the same period in 2011. The $10.5 million net cash provided by financing activities in the 2012 period was principally due to net borrowings of $16.0 million under our revolving credit facility to provide additional liquidity as we evaluate our capital structure alternatives as discussed previously. The nine months ended September 30, 2011 included proceeds of $257.5 million from the refinancing of the senior secured credit facility and an additional $47.2 million in new senior secured term loans in relation to the HealthSouth acquisition previously discussed, offset by outflows to pay down the previous senior secured credit facility and scheduled payments on the current secured credit facility. We also paid down the $35.0 million for the outstanding balance under the previous revolving line of credit. During 2011 we made payments of $22.3 million for deferred financing cost associated with the debt refinance and new senior secured term loans utilized for the hospitals acquired from HealthSouth.

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

At September 30, 2012, we had $324.3 million in senior term loans outstanding and a borrowing of $16.0 million under our revolving credit facility, each bearing interest at variable rates. Each 0.125% point change in interest rates would result in a $0.4 million annual change in interest expense on our term loans and revolving credit facility loans, assuming that our revolving credit facility is fully drawn.

ITEM 4:	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods, and include controls and disclosures designed to ensure that this information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our periodic Securities and Exchange Commission reports is recorded accurately, processed, summarized and reported within the time periods specified in the relevant Securities and Exchange Commission rules and forms.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting identified in connection with an evaluation that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LifeCare Holdings, Inc.

By:	/s/ Phillip B. Douglas
Phillip B. Douglas
Chief Executive Officer

By:	/s/ Stuart A. WALKER
Stuart A. Walker
Chief Financial Officer

Dated: November 14, 2012

EXHIBIT INDEX

Exhibit	Description

10.1	The form agreement for the Key Employee Retention Program for Phil B. Douglas, Grant B. Asay, Catherine A. Conner, and Erik C. Pahl.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	These interactive data files are being submitted electronically with this report and, in accordance with Rule 406T of Regulation S-T, are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.